Form 10-Q
period 1995-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
filed 1995-05-12
CIK 778794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q


         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1995.

         [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 33-657
                            -----------------------

        PLM Transportation  Equipment  Partners IXD 1986
        Income Fund (Exact name of registrant as specified in its charter)

              California                                   94-2992021
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                     Identification No.)

        One Market, Steuart Street Tower
        Suite 900, San Francisco, CA                       94105-1301
              (Address of principal                        (Zip code)
              executive offices)

       Registrant's telephone number, including area code (415) 974-1399
                            -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No ______

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS
                                                    March 31,      December 31,
                                                      1995              1994

Equipment held for operating leases, at cost       $  7,395,987    $  7,462,921
Less accumulated depreciation                        (5,995,253)     (5,944,395)
                                                   ------------    ------------
  Net equipment                                       1,400,734       1,518,526

Cash and cash equivalents                               241,489         298,718
Accounts receivable, net of allowance for
  doubtful accounts of $121,154 in 1995
  and $121,925 in 1994                                   22,568          34,620
Due from affiliates                                       7,128            --
Prepaid insurance                                         2,877           3,623
                                                   ------------    ------------

      Total assets                                 $  1,674,796    $  1,855,487
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Due to affiliates                                           --      $     2,732
Accounts payable                                           4,627          4,112
Prepaid deposits                                          27,075         23,574
                                                     -----------    -----------
      Total liabilities                                   31,702         30,418

Partners' capital (deficit):

Limited Partners (24,285 units)                        1,733,617      1,913,772
General Partner                                          (90,523)       (88,703)
                                                     -----------    -----------
      Total partners' capital                          1,643,094      1,825,069
                                                     -----------    -----------

      Total liabilities and partners' capital        $ 1,674,796    $ 1,855,487
                                                     ===========    ===========

















                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                  For the three months
                                    ended March 31,
                                   1995        1994
Revenues:
  Lease revenue                   $ 120,093  $ 114,948
  Interest and other income           4,074      1,746
  Gain (loss) on disposition
    of equipment                      9,545     (4,683)
                                  ---------  ---------
        Total revenues              133,712    112,011

Expenses:
  Depreciation                      101,860    112,117
  Management fees to affiliate       15,178     15,431
  Repairs and maintenance            81,511     36,285
  General and administrative
    expenses to affiliates           30,679     13,210
  Other general and
    administrative expenses          11,983     25,612
                                  ---------  ---------
        Total expenses              241,211    202,655
                                  ---------  ---------

Net loss                          $(107,499) $ (90,644)
                                  =========  =========

Partners' share of net loss:

  Limited Partners - 99%          $(106,424) $ (89,738)
  General Partner -   1%             (1,075)      (906)
                                  ---------  ---------

        Total                     $(107,499) $ (90,644)
                                  =========  =========

Net loss per Limited
  Partnership Unit (24,285 units) $   (4.38) $   (3.70)
                                  =========  =========

Cash distributions                $  74,476  $ 120,522
                                  =========  =========

Cash distributions per
  Limited Partnership Unit        $    3.04  $    4.91
                                  =========  =========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period ended December 31, 1993 to March 31, 1995





                                          Limited     General
                                         Partners     Partner          Total

Partners' capital (deficit)
  at December 31, 1993                $ 2,539,823    $   (82,379)   $ 2,457,444

Net loss                                 (131,481)        (1,328)      (132,809)

Cash distributions                       (494,570)        (4,996)      (499,566)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at December 31, 1994                  1,913,772        (88,703)     1,825,069

Net loss                                 (106,424)        (1,075)      (107,499)

Cash distributions                        (73,731)          (745)       (74,476)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at March 31, 1995                   $ 1,733,617    $   (90,523)   $ 1,643,094
                                      ===========    ===========    ===========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                     For the three months ended
                                                            March 31,
                                                         -------------------
                                                          1995         1994
                                                         ---------     ------
Operating activities:

  Net loss                                              $ (107,499)  $  (90,644)
  Adjustments to reconcile net loss
       to net cash provided by operating activities:
         (Gain) loss on disposition of equipment            (9,545)       4,683
         Depreciation                                      101,860      112,117
         Changes in operating assets and liabilities
           Accounts receivable, net                         12,052       54,248
           Due to/from affiliates                           (9,860)      (1,187)
           Prepaid insurance                                   746        1,971
           Accounts payable                                    515      (69,565)
           Prepaid deposits                                  3,501       (7,733)
                                                        ----------   ----------
Net cash (used in) provided by operating activities         (8,230)       3,890
                                                        ----------   ----------

Investing activities:

  Proceeds from disposition of equipment                    26,353       59,600
  Payments for purchase of capital improvements               (876)        --
                                                        ----------   ----------
Net cash provided by investing activities                   25,477       59,600
                                                        ----------   ----------

Cash flows used in financing activities:

  Cash distributions paid to partners                      (74,476)    (120,522)
                                                        ----------   ----------

Cash and cash equivalents:

Net decrease in cash and cash equivalents                  (57,229)     (57,032)

Cash and cash equivalents at beginning of period           298,718      335,234
                                                        ----------   ----------

Cash and cash equivalents at end of period              $  241,489   $  278,202
                                                        ==========   ==========











                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


1.        Opinion of Management

                  In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, the statements of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.        Reclassifications

                  Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentations.


3.        Equipment

                  Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                 March 31,        December 31,
                                                    1995             1994

Rail equipment                                  $    783,870       $    783,870
Marine containers                                  1,498,075          1,526,759
Commuter aircraft                                  3,076,382          3,076,382
Trailers                                           2,037,660          2,075,910
                                                ------------       ------------
                                                   7,395,987          7,462,921
Less accumulated depreciation                     (5,995,253)        (5,944,395)
                                                ------------       ------------
    Net equipment                               $  1,400,734       $  1,518,526
                                                ============       ============

          With the exception of the commuter aircraft, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1995. The carrying value of the off-lease equipment was $550,535 and $595,620 at March 31, 1995 and December 31, 1994,
          respectively.

                  During the three months ended March 31, 1995, the Partnership disposed of or sold one trailer and two marine containers with an aggregate book value of $16,808 for proceeds of $26,353. During the three months ended March 31, 1994, the Partnership sold nine trailers with a book value of $64,283 for proceeds of $59,600.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS
                                                    March 31,      December 31,
                                                       1995           1994

Equipment held for operating leases, at cost       $  5,248,250    $  5,309,856
Less accumulated depreciation                        (4,201,029)     (4,180,140)
                                                   ------------    ------------
  Net equipment                                       1,047,221       1,129,716

Cash and cash equivalents                               351,665         492,060
Accounts receivable, net of allowance
  for doubtful accounts of $40,432 in 1995
  and $17,600 in 1994                                    42,808          66,451
Prepaid insurance                                         2,297           2,960
                                                   ------------    ------------

      Total assets                                 $  1,443,991    $  1,691,187
                                                   ============    ============


                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

Due to affiliates                                   $      2,238   $      6,063
Accounts payable and other liabilities                     4,315         11,411
Prepaid deposits                                          16,993         16,384
                                                    ------------   ------------
      Total liabilities                                   23,546         33,858

Partners' capital (deficit):

Limited Partners (17,460 units)                        1,483,107      1,717,622
General Partner                                          (62,662)       (60,293)
                                                    ------------   ------------
      Total partners' capital                          1,420,445      1,657,329
                                                    ------------   ------------

      Total liabilities and partners' capital       $  1,443,991   $  1,691,187
                                                    ============   ============












                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                         For the three months
                                                            ended March 31,
                                                        1995              1994
Revenues:
  Lease revenue                                        $ 145,558       $ 166,974
  Interest and other income                                6,291           2,589
  Gain on disposition of equipment                        17,544          84,546
                                                       ---------       ---------
     Total revenues                                      169,393         254,109

Expenses:
  Depreciation                                            71,098         107,714
  Management fees to affiliate                            10,913          15,017
  Repairs and maintenance                                 17,006          16,734
  General and administrative
    expenses to affiliates                                29,293          17,312
  Other general and administrative
    expenses                                              19,609          10,799
  Bad debt expense                                        22,833            --
                                                       ---------       ---------
     Total expenses                                      170,752         167,576
                                                       ---------       ---------

Net income (loss)                                      $  (1,359)      $  86,533
                                                       =========       =========

Partners' share of net income (loss):

Limited Partners - 99%                                 $ (1,345)        $ 85,668
General Partner - 1%                                        (14)             865
                                                       ---------          ------

          Total                                        $  (1,359)       $ 86,533
                                                       =========          ======

Net income (loss) per Limited Partnership
  Unit (17,460 units)                                  $   (0.08)        $  4.91
                                                       =========          ======

Cash distributions                                     $ 235,525        $192,874
                                                       =========          ======

Cash distribution per
  Limited Partnership Unit                             $   13.35         $ 10.94
                                                       =========          ======











                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period ended December 31, 1993 to March 31, 1995





                                        Limited         General
                                       Partners         Partner         Total

Partners' capital (deficit)
  at December 31, 1993                $ 2,294,154    $   (54,470)   $ 2,239,684

Net income                                276,677          2,795        279,472

Cash distributions                       (853,209)        (8,618)      (861,827)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at December 31, 1994                  1,717,622        (60,293)     1,657,329

Net loss                                   (1,345)           (14)        (1,359)

Cash distributions                       (233,170)        (2,355)      (235,525)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at March 31, 1995                   $ 1,483,107    $   (62,662)   $ 1,420,445
                                      ===========    ===========    ===========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                     For the three months ended
                                                              March 31,
                                                         -------------------
                                                         1995          1994
                                                        ---------     -------
Operating activities:

  Net income (loss)                                     $   (1,359)  $   86,533
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                          71,098      107,714
      Gain on disposition of equipment                     (17,544)     (84,546)
      Changes in operating assets and liabilities
        Accounts receivable, net                            23,643       27,276
        Prepaid insurance                                      663        1,647
        Due to affiliates                                   (3,825)      (5,970)
        Accounts payable                                    (7,096)       2,451
        Prepaid deposits                                       609         --
                                                        ----------   ----------
Net cash provided by operating activities                   66,189      135,105
                                                        ----------   ----------

Cash flows provided by investing activities:

  Proceeds from disposition of equipment                    28,941      120,000
                                                        ----------   ----------

Cash flows used in financing activities:

  Cash distributions paid to partners                     (235,525)    (192,874)
                                                        ----------   ----------

Cash and cash equivalents:

Net (decrease) increase in cash and cash equivalents      (140,395)      62,231

Cash and cash equivalents at beginning of period           492,060      455,659
                                                        ----------   ----------

Cash and cash equivalents at end of period              $  351,665   $  517,890
                                                        ==========   ==========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


1.       Opinion of Management

         In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, the statements of income and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.       Reclassifications

         Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.       Equipment

         Equipment held for operating leases is stated at cost. The components of equipment at March 31, 1995, and December 31, 1994, are as follows:

                                                 March 31,         December 31,
                                                   1995              1994

Rail equipment                                  $    867,300       $    867,300
Marine containers                                    461,321            483,606
Aircraft                                           1,492,368          1,492,368
Trailers and tractors                              2,427,261          2,466,582
                                                ------------       ------------
                                                   5,248,250          5,309,856
Less accumulated depreciation                     (4,201,029)        (4,180,140)
                                                ------------       ------------
  Net equipment                                 $  1,047,221       $  1,129,716
                                                ============       ============


         With the exception of a sidelift, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of March 31, 1995. The carrying value of the off-lease equipment was $92,876 at March 31, 1995.

         During the three months ended March 31, 1995, the Partnership sold or disposed of one trailer and one marine container with an aggregate book value of $11,397 for proceeds of $28,941. During the three months ended March 31, 1994, the Partnership sold eight tractors with a book value of $35,454 for proceeds of $120,000.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS
                                                    March 31,      December 31,
                                                       1995           1994

Equipment held for operating leases, at cost       $  5,082,353    $  5,082,353
Less accumulated depreciation                        (4,049,798)     (3,980,922)
                                                   ------------    ------------
                                                      1,032,555       1,101,431
Equipment held for sale                                    --           273,875
                                                   ------------    ------------
  Net equipment                                       1,032,555       1,375,216

Cash and cash equivalents                               777,206         312,230
Restricted cash                                           6,600           6,600
Accounts receivable, net of allowance
  for doubtful accounts of $32,935
  in 1995 and $31,642 in 1994                            53,345         106,868
Due from affiliates                                      19,775          20,035
Prepaid expenses and other assets                        26,496          28,583
                                                   ------------    ------------

      Total assets                                 $  1,915,977    $  1,849,532
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable                                    $     16,635   $      8,178
Prepaid deposits and reserves                             23,405         48,612
                                                    ------------   ------------
      Total liabilities                                   40,040         56,790

Partners' capital (deficit):

Limited Partners (16,914 units)                        1,931,639      1,849,276
General Partner                                          (55,702)       (56,534)
                                                    ------------   ------------
      Total partners' capital                          1,875,937      1,792,742
                                                    ------------   ------------

        Total liabilities and partners' capital     $  1,915,977   $  1,849,532
                                                    ============   ============













                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                          For the three months
                                                             ended March 31,
                                                          1995          1994
Revenues:
  Lease revenue                                         $ 190,510     $ 219,781
  Interest and other income                                 6,541         1,228
  Gain (loss) on disposition of equipment                 236,072           (19)
                                                        ---------     ---------
        Total revenues                                    433,123       220,990

Expenses:
  Depreciation                                             75,473        81,831
  Management fees to affiliate                             13,649        18,825
  Repairs and maintenance                                  48,958        24,890
  General and administrative
      expenses to affiliates                               48,283        48,223
  Other general and administrative
      expenses                                              8,542        15,616
                                                        ---------     ---------
        Total expenses                                    194,905       189,385
                                                        ---------     ---------

Net income                                              $ 238,218     $  31,605
                                                        =========     =========

Partners' share of net income:

  Limited Partners - 99%                                $ 235,836     $  31,289
  General Partner - 1%                                      2,382           316
                                                        ---------     ---------

        Total                                           $ 238,218     $  31,605
                                                        =========     =========

Net income per Limited
  Partnership Unit (16,914 units)                       $   13.94     $    1.85
                                                        =========     =========

Cash distributions                                      $ 155,023     $  94,520
                                                        =========     =========

Cash distribution per Limited
  Partnership Unit                                      $    9.07     $    5.53
                                                        =========     =========










                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period ended December 31, 1993 to March 31, 1995





                                       Limited          General
                                       Partners         Partner          Total

Partners' capital (deficit)
  at December 31, 1993                $ 2,080,643    $   (54,197)   $ 2,026,446

Net income                                153,332          1,549        154,881

Cash distributions                       (384,699)        (3,886)      (388,585)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at December 31, 1994                  1,849,276        (56,534)     1,792,742

Net income                                235,836          2,382        238,218

Cash distributions                       (153,473)        (1,550)      (155,023)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at March 31, 1995                   $ 1,931,639    $   (55,702)   $ 1,875,937
                                      ===========    ===========    ===========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                     For the three months ended
                                                                March 31,
                                                         --------------------
                                                           1995        1994
                                                         ---------     -------
Operating activities:

  Net income                                            $  238,218   $   31,605
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                          75,473       81,831
      Gain (loss) on disposition of equipment             (236,072)          19
      Change in operating assets and liabilities
        Accounts receivable, net                            53,523       22,783
        Due from affiliates                                    260        2,064
        Prepaid deposits and reserves                      (25,207)      13,464
        Prepaid expenses and other assets                      889        3,048
        Accounts payable and other liabilities               8,457      (14,237)
                                                        ----------   ----------
Net cash provided by operating activities                  115,541      140,577
                                                        ----------   ----------

Investing activities:
  Proceeds from disposition of equipment                   503,260        6,000
  Payments received on finance leases                        1,198         --
                                                        ----------   ----------
Net cash provided by investing activities                  504,458        6,000
                                                        ----------   ----------

Cash flows used in financing activities:
  Cash distributions paid to partners                     (155,023)     (94,520)
                                                        ----------   ----------

Cash and cash equivalents:

Net increase in cash and cash equivalents                  464,976       52,057

Cash and cash equivalents at beginning of period           312,230      144,131
                                                        ----------   ----------

Cash and cash equivalents at end of period              $  777,206   $  196,188
                                                        ==========   ==========







                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995

1.       Opinion of Management

                  In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, the statements of income and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form
                  10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.       Reclassifications

                  Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.       Equipment

     Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows:

                                                  March 31,       December 31,
                                                    1995              1994

Rail equipment                                  $    178,501       $    178,501
Marine containers                                    160,473            160,473
Aircraft                                             913,188            913,188
Trailers and tractors                              3,830,191          3,830,191
                                                ------------       ------------
                                                   5,082,353          5,082,353
Less accumulated depreciation                     (4,049,798)        (3,980,922)
                                                ------------       ------------
                                                   1,032,555          1,101,431
Equipment held for sale                                 --              273,785
                                                ------------       ------------
    Net equipment                               $  1,032,555       $  1,375,216
                                                ============       ============

         With the exception of two trailers, all of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1995. The carrying value of equipment off-lease was $16,119 and $164,271 at March 31, 1995 and December 31, 1994, respectively.

         During the three months ended March 31, 1995, the Partnership sold five twin stack railcars of which three railcars were off-lease at the end of 1994, with a book value of $267,188 for proceeds of $503,260. During the three months ended March 31, 1994, the Partnership sold one trailer with a net book value of $6,019 for proceeds of $6,000.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                     March 31,      December 31,
                                                      1995            1994

Equipment held for operating leases, at cost       $  2,007,969    $  3,041,954
Less accumulated depreciation                        (1,562,073)     (2,332,144)
                                                   ------------    ------------
  Net equipment                                         445,896         709,810

Cash and cash equivalents                               546,613         524,782
Accounts receivable, net of allowance for
  doubtful accounts of $43,551 in 1995
  and $6,481 in 1994                                     48,706         116,088
Due from affiliate                                        7,639           1,744
Prepaid insurance and other assets                       32,338          37,668
                                                   ------------    ------------

      Total assets                                 $  1,081,192    $  1,390,092
                                                   ============    ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and other liabilities            $     22,696     $      5,060

Partners' capital (deficit):

Limited Partners (9,529 units)                       1,089,738        1,413,009
General Partner                                        (31,242)         (27,977)
                                                  ------------     ------------
      Total partners' capital                        1,058,496        1,385,032
                                                  ------------     ------------

      Total liabilities and partners'
        capital                                   $  1,081,192     $  1,390,092
                                                  ============     ============










                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                           For the three months
                                                              ended March 31,
                                                            1995        1994
Revenues:
  Lease revenue                                           $  79,538    $ 128,227
  Interest and other income                                   8,651        4,132
  Gain on disposition of equipment                           15,453        4,281
                                                          ---------    ---------
        Total revenues                                      103,642      136,641

Expenses:
  Depreciation                                               35,953       43,519
  Management fees to affiliate                                6,383       14,636
  Repairs and maintenance                                    21,879        6,559
  General and administrative expenses to affiliates          22,611       18,885
  Other general and administrative expenses                  22,664        5,162
  Bad debt expense                                           37,070        7,046
                                                          ---------    ---------
        Total expenses                                      146,560       95,807
                                                          ---------    ---------

Net income (loss)                                         $ (42,918)   $  40,834
                                                          =========    =========

Partners' share of net income (loss):
  Limited Partners-99%                                    $ (42,489)   $  40,426
  General Partner-1%                                           (429)         408
                                                          ---------    ---------

        Total                                             $ (42,918)   $  40,834
                                                          =========    =========

Net income (loss) per Limited Partnership Unit
  (9,529 units)                                           $   (4.46)   $    4.24
                                                          =========    =========

Cash distributions                                        $ 283,618    $ 147,799
                                                          =========    =========

Cash distribution per Limited Partnership Unit            $   29.47    $   15.36
                                                          =========    =========









                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period ended December 31, 1993 to March 31, 1995





                                        Limited        General
                                        Partners       Partner            Total

Partners' capital (deficit)
  at December 31, 1993                $ 1,615,924    $   (25,928)   $ 1,589,996

Net income                                191,753          1,937        193,690

Cash distributions                       (394,668)        (3,986)      (398,654)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at December 31, 1994                  1,413,009        (27,977)     1,385,032

Net loss                                  (42,489)          (429)       (42,918)

Cash distributions                       (280,782)        (2,836)      (283,618)
                                      -----------    -----------    -----------

Partners' capital (deficit)
  at March 31, 1995                   $ 1,089,738    $   (31,242)   $ 1,058,496
                                      ===========    ===========    ===========






                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                     For the three months ended
                                                              March 31,
                                                          -------------------
                                                            1995        1994
                                                         ----------    -------
Operating activities:

  Net income (loss)                                     $  (42,918)  $   40,834
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Gain on disposition of equipment                     (15,453)      (4,281)
      Depreciation                                          35,953       43,519
      Change in operating assets and liabilities
        Accounts receivable, net                            67,382       28,081
        Due from affiliate                                  (5,895)      (2,665)
        Prepaid insurance and other assets                     534           99
        Accounts payable and other liabilities              17,636       (8,370)
                                                        ----------   ----------
Net cash provided by operating activities                   57,239       97,217
                                                        ----------   ----------

Investing activities:
  Proceeds from disposition of equipment                   243,414        6,583
  Payments received on finance leases                        4,796        4,340
                                                        ----------   ----------
Net cash provided by investing activities                  248,210       10,923
                                                        ----------   ----------

Cash flow used in financing activities:
  Cash distributions paid to partners                     (283,618)    (147,799)
                                                        ----------   ----------

Cash and cash equivalents:

Net increase (decrease) in cash and cash equivalents        21,831      (39,659)

Cash and cash equivalents at beginning of period           524,782      528,006
                                                        ----------   ----------

Cash and cash equivalents at end of period              $  546,613   $  488,407
                                                        ==========   ==========








                      See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


1.       Opinion of Management

         In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, and the statements of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.       Reclassifications

         Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.       Equipment

         Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                 March 31,         December 31,
                                                    1995             1994

Marine Containers                                 $   402,481       $   417,961
Trailers                                            1,605,488         2,623,993
                                                  -----------       -----------
                                                    2,007,969         3,041,954
Less accumulated depreciation                      (1,562,073)       (2,332,144)
                                                  -----------       -----------
    Net equipment                                 $   445,896       $   709,810
                                                  ===========       ===========


         All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1995.

         During the three months ended March 31, 1995, the Partnership disposed of or sold 24 trailers and eight marine containers with an aggregate net book value of $227,961 for proceeds of $243,414. During the three months ended March 31, 1994, the Partnership disposed of four marine containers with a net book value of $2,302 for proceeds of $6,583.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(a) Sources

The Partnerships' primary source of liquidity is operating cash flow. Proceeds realized from the sale or disposal of equipment are generally distributed to the partners. The Partnerships' initial source of capital was proceeds from their initial public offering of limited partnership units.

(b) Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the three months ended March 31, 1995, one trailer and two marine containers owned by TEP IXA were sold or disposed of for a total of $26,353; one trailer and one marine container owned by TEP IXB were sold for a total of $28,941; five twin stack railcars owned by TEP IXC were sold for $503,260; and 24 trailers and eight marine container owned by TEP IXD were sold or disposed of for $243,414.

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1995 and 1994

                                    TEP IXA

(A) Revenues

Total revenues of $133,712 for the quarter ended March 31, 1995, increased from $112,011 for the same period in 1994, due primarily to a gain recorded on the sale of assets during 1995 compared to a loss during 1994.

(1) Lease revenue increased to $120,093 in the first quarter 1995, from $114,948 in the same period of 1994. The following table lists lease revenues earned by equipment type:

                                                 For the three months ended
                                                          March 31,
                                                     1995                1994
                                                   ----------           -------
Trailers                                             $ 70,855           $ 54,447
Rail equipment                                         25,950             29,786
Marine containers                                      23,288             30,714
                                                     --------           --------
                                                     $120,093           $114,947
                                                     ========           ========

This increase was due primarily to the following:

         (a) Trailer revenue increased $16,408 due to an increase in utilization for TEP IXA trailers in short-term rental facilities in 1995 as compared to 1994. This increase was offset, in part, by a decrease in trailer revenue due to the sale of 12 trailers, one yardster and one forklift in 1994 and one trailer in 1995;

         (b) Marine container revenue decreased $7,426 due to the disposal of six marine containers in 1994 and two in 1995, and a decline in utilization of the reefer fleet from 1994 levels;

         (c) Rail revenue decreased $3,836 from 1994 levels due to the lower re-lease rate on the trailmobile yardster.

(2) For the quarter ended March 31, 1995, the Partnership realized a gain of $9,545 on the sale or disposition of one trailer and two marine containers, compared to the same period in 1994, where the Partnership realized a loss of $4,683 on the sale of nine trailers.

(B) Expenses

Total expenses of $241,211 for the quarter ended March 31, 1995, increased from $202,655 for the same period in 1994. The increase in 1995 expenses was attributable to increases in repairs and maintenance, partially offset by decreases in depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $81,511 in 1995, from $36,285 in 1994. This increase was due primarily to the refurbishment required on the Partnership's aircraft that came off-lease in the beginning of 1995. This increase was slightly offset by a decrease in repairs and maintenance for trailers in the short-term rental facilities. In the first quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $159,700 in the first quarter 1995, from $166,370 in the same period in 1994.
This change resulted primarily from:

     (a) a decrease in depreciation expense of $10,257 from 1994 levels reflecting assets sales during 1995 and 1994;

     (b) an increase of $14,956 in general and administrative expenses from 1994 levels due to higher administrative costs associated with the Partnership.

(C) Net Loss

The Partnership's net loss increased to $107,499 in the first quarter 1995, from a net loss of $90,644 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the

Partnership's performance in the first quarter 1995, is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $73,732 to the Limited Partners, or approximately $3.04 per unit.

                                    TEP IXB

(A) Revenues

Total revenues of $169,393 for the quarter ended March 31, 1995, decreased from $254,109 for the same period in 1994 due primarily to a smaller gain from the sale of equipment in 1995 when compared to 1994.

(1) Lease revenue decreased to $145,558 in the first quarter 1995, from $166,974 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the three months ended
                                                               March 31,
                                                       1995                1994

Trailers and tractors                               $  72,503          $  66,057
Aircraft                                               48,593             48,593
Rail equipment                                         16,027             42,150
Marine containers                                       8,435             10,174
                                                    ---------          ---------
                                                    $ 145,558          $ 166,974
                                                    =========          =========

The decline was due primarily to the following:

         (a) Railcar revenue decreased $26,123 due to the sale of the letro porter in the third quarter of 1994, and the off-lease status of the sidelift at the beginning of the first quarter of 1995;

         (b) Trailer and tractor revenue increased $6,446 due to an increase in trailer revenues as trailers completed the transition from term leases to operation in the short-term rental facilities. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers. The revenue increases were offset by the sale of 13 tractors and six trailers in 1994 and one trailer in 1995.

(2) For the quarter ended March 31, 1995, the Partnership realized a gain of $17,544 on the sale or disposition of one trailer and one marine container, compared to the same period in 1994, where the Partnership realized a gain of $84,546 on the sale of eight tractors.

(B) Expenses

Total expenses of $170,752 for the quarter ended March 31, 1995, increased slightly from $167,576 for the same period in 1994. The increase in 1995 expenses was attributable primarily to increases in general and administrative expenses, and bad debt expenses, partially offset by decreases in depreciation and management fees.

(1) Direct operating expenses (defined as repairs and maintenance) increased slightly to $17,006 in the first quarter 1995, from $16,734 in the same period in 1994. This increase was attributable to an increase in shop repairs for the Partnership's railcars, offset by a decrease in repairs and maintenance due to the sale of six trailers in 1994 and one trailer in 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, all general and administrative expenses, and bad debt expense) increased slightly to $153,746 in the first quarter 1995, from $150,842 in the same period in 1994. This change resulted primarily from:

         (a) an increase of $20,791 in general and administrative expenses from 1994 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to increased volume of trailers operating in these facilities;

         (b) an increase of $22,833 in bad debt expense due to the General Partner's evaluation of the collectability of receivables due from trailer rental yard lessees;


         (c) a decrease in depreciation expense of $36,616 from 1994 levels reflecting assets sales during 1995 and 1994;

         (d) a decrease in management fees to affiliate of $4,104 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) Net Income (Loss)

The Partnership's net loss of $1,359 in the first quarter 1995, decreased from a net income of $86,533 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1995, is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $233,170 to the Limited Partners, or approximately $13.35 per unit.

                                    TEP IXC

(A) Revenues

Total revenues for the quarter ended March 31, 1995, increased to $433,123 from $220,990 for the same period in 1994, due primarily to a gain recorded from the sale of assets in 1995 compared to a loss on the sale of assets during 1994.

(1) Lease revenue decreased to $190,510 in the first quarter 1995, from $219,781 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                    For the three months ended
                                                              March 31,
                                                       1995               1994

Trailers and tractors                               $ 153,328          $ 173,655
Aircraft                                               17,100             21,863
Rail equipment                                         16,934             21,183
Marine containers                                       3,148              3,080
                                                    ---------          ---------
                                                    $ 190,510          $ 219,781
                                                    =========          =========

The decline was due primarily to the following:

         (a) Trailer revenue decreased $20,327 in 1995 as compared to 1994 levels due to lower utilization in short-term rental facilities in 1995 compared to 1994 levels, and the sale of four trailers in 1994;

         (b) Aircraft revenue decreased $4,763 in 1995, as compared to 1994 levels, due to the terms of the original lease agreement which called for a decrease in rate for 1995;

         (c) Rail revenue decreased $4,249 in 1995 as compared to 1994 levels due to the sale of five twin stack railcars in the first quarter of 1995.

(2) For the quarter ended March 31, 1995, the Partnership realized a gain of $236,072 on the sale of five twin stack railcars, compared to the same period in 1994, where the Partnership realized a loss of $19 on the sale of one trailer.

(3) Interest and other income increased $5,313 due to an increase in excess cash available for short-term investment.

(B) Expenses

Total expenses of $194,905 for the quarter ended March 31, 1995, increased from $189,385 for the same period in 1994. The increase in 1995 expenses was attributable to increases in repairs and maintenance, offset by decreases in depreciation and management fees.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $48,958 in the first quarter 1995, from $24,890 in the same period in 1994. This increase was attributable to higher maintenance expense incurred on the increased trailers in the short-term rental facilities as compared to the same period in 1994 when some rental yard trailers were on net term leases.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $145,947 in the first quarter 1995, from $164,495 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in general and administrative expenses of $7,014 due to lower administrative costs associated with the Partnership;

     (b) a decrease in depreciation expense of $6,358 from 1994 levels reflecting asset sales during 1995;

     (c) a decrease in management fees to affiliate of $5,176 from 1994 levels due to lower levels of operating cash flows during 1995. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) Net Income

The Partnership's net income increased to $238,218 in the first quarter 1995, from $31,605 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1995, is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $153,473 to the Limited Partners, or approximately $9.07 per unit.

                                    TEP IXD

(A) Revenues

Total revenues of $103,642 for the quarter ended March 31, 1995 decreased from $136,641 for the same period in 1994 due primarily to lower lease revenues.

(1) Lease revenues decreased to $79,538 in the first quarter 1995, from $128,227 in the same period in 1994. The following table lists lease revenue earned by equipment type:

                                                     For the three months ended
                                                              March 31,
                                                       1995               1994

Trailers                                            $  57,210          $ 110,767
Marine containers                                      22,328             17,460
                                                    ---------          ---------
                                                    $  79,538          $ 128,227
                                                    =========          =========

The decrease was due to the following:

         (a) Trailer revenue decreased $53,557 due primarily to the sale of 24 trailers in the first quarter of 1995, and low utilization in short-term rental facilities operated by an affiliate of the General Partner;

         (b) Marine container revenue increased $4,868 primarily due to an increase in utilization for dry marine containers from 1994 levels, offset by a decrease in revenue due to the disposal of eight marine containers in 1995 and 24 in 1994.

(2) For the quarter ended March 31, 1995, the Partnership realized a gain of $15,453 on the sale of 24 trailers and eight marine containers, compared to the same period in 1994, where the Partnership realized a gain $4,281 on the disposition of four marine containers.

(3) Interest and other income increased $4,522 due to an increase in excess cash available for short-term investment.

(B) Expenses

Total expenses of $146,560 for the quarter ended March 31, 1995, increased from $95,807 for the same period in 1994. The increase in 1995 expenses was attributable primarily to increases in bad debt expense, all general and administrative expenses and repair and maintenance, partially offset by decreases in management fees and depreciation.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $21,879 in the first quarter 1995, from $6,559 in the same period in 1994. This change resulted primarily from the refurbishment of 24 trailers prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and all general and administrative expenses) increased to $124,681 in the first quarter 1995, from $89,248 in the same period in 1994. This change resulted primarily from:

     (a) an increase of $30,024 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (b) an increase of $21,228 in general and administrative expenses from 1994 levels due to higher administrative costs associated with the short-term rental facilities;

     (c) a decrease in management fees to affiliate of $8,253 from 1994 levels due to changes in the level of operating cash flow between the two years. Management fees are calculated monthly as the greater of 10% of Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (d) a decrease in depreciation expense of $7,566 from 1994 levels, reflecting asset sales during 1995.

(C) Net Income (Loss)

The Partnership's net loss of $42,918 in the first quarter 1995, decreased from a net income of $40,834 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1995, is not necessarily indicative of future periods. In the first quarter 1995, the Partnership distributed $280,782 to the Limited Partners, or approximately $29.47 per unit.

Trends

         Inflation   and  changing   prices  did  not   materially   impact  the
Partnerships' revenues or expenses during the reported periods.

                                            PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

     Pursuant to the requirements of Securities and Exchange Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLM Transportation Equipment
                                          Partners IXD 1986 Income Fund

                                          By:  PLM Financial Services, Inc.
                                               General Partner


Date: May 11, 1995                        By:  /s/David J. Davis
                                               ---------------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller