Form 10-Q
period 1995-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
filed 1995-11-13
CIK 778794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended September 30, 1995.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                             September 30,          December 31,
                                                                                 1995                   1994
                                                                            ----------------------------------------

  Equipment held for operating leases, at cost                               $  4,253,932          $   7,462,921
  Less accumulated depreciation                                                (3,523,500)            (5,944,395)
                                                                            ----------------------------------------
    Net equipment                                                                 730,432              1,518,526

  Cash and cash equivalents                                                       218,743                298,718
  Accounts receivable, net of allowance for doubtful
    accounts of $121,907 in 1995 and $121,925 in 1994                              38,926                 34,620
  Net investment in sales-type lease                                            1,047,095                     --
  Due from affiliates                                                               2,941                     --
  Prepaid insurance                                                                   445                  3,623
                                                                            ----------------------------------------

  Total assets                                                               $  2,038,582          $   1,855,487
                                                                            ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                          $         --          $       2,732
  Accounts payable                                                                 26,043                  4,112
  Prepaid deposits                                                                 22,677                 23,574
                                                                            ----------------------------------------
        Total liabilities                                                          48,720                 30,418

  Partners' capital (deficit):

  Limited Partners (24,285 units)                                               2,076,977              1,913,772
  General Partner                                                                 (87,115)               (88,703)
                                                                            ----------------------------------------
        Total partners' capital                                                 1,989,862              1,825,069
                                                                            ----------------------------------------

  Total liabilities and partners' capital                                    $  2,038,582          $   1,855,487
                                                                            ========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       1995            1994              1995            1994
                                                   ----------------------------------------------------------------

  Revenues:
    Lease revenue                                   $  151,828      $  235,924        $  392,052     $   504,233
    Interest and other income                           16,264           2,495            23,359           5,931
    Gain (loss) on disposition of equipment              9,857          45,179           555,197          40,496
                                                   ----------------------------------------------------------------
  Total revenues                                       177,949         283,598           970,608         550,660

  Expenses:
    Depreciation                                        55,518         109,508           257,018         331,171
    Management fees to affiliate                        15,178          15,178            45,534          45,788
    Repairs and maintenance                             22,951          17,906           128,770          84,690
    Bad debt expense                                        --          78,204                --         103,615
    General and administrative
      expenses to affiliates                            28,800          30,687            89,524          74,393
    Other general and administrative expenses           22,753          11,924            61,565          57,460
                                                   ----------------------------------------------------------------
  Total expenses                                       145,200         263,407           582,411         697,117
                                                   ----------------------------------------------------------------

  Net income (loss)                                 $   32,749      $   20,191        $  388,197     $  (146,457)
                                                   ================================================================

  Partners' share of net income (loss)

    Limited Partners - 99%                          $   32,422      $   19,989        $  384,315     $  (144,992)
    General Partner - 1%                                   327             202             3,882          (1,465)
                                                   --------------------------------------------------------------

  Total                                             $   32,749      $   20,191        $  388,197     $  (146,457)
                                                   ==============================================================

  Net income (loss) per Limited
    Partnership Unit - 24,285 units                 $     1.34      $     0.82        $    15.83     $     (5.97)
                                                   ==============================================================

  Cash distributions                                $   74,464      $   60,262        $  223,404     $   301,305
                                                   ==============================================================

  Cash distributions per Limited
    Partnership Unit                                $     3.04      $     2.46        $     9.11     $     12.28
                                                   ==============================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1993 to September 30, 1995

 .

                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               $   2,539,823        $ (82,379)       $  2,457,444

  Net loss                                                  (131,481)          (1,328)           (132,809)

  Cash distributions                                        (494,570)          (4,996)           (499,566)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                   1,913,772          (88,703)          1,825,069

  Net income                                                 384,315            3,882             388,197

  Cash distributions                                        (221,110)          (2,294)           (223,404)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at September 30, 1995                              $   2,076,977        $ (87,115)       $  1,989,862
                                                       =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                  For the nine months
                                                                                  ended September 30,
                                                                                1995               1994
                                                                            ---------------------------------
  Operating activities:
  Net income (loss)                                                          $  388,197        $  (146,457)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      (Gain) loss on disposition of equipment                                  (555,197)           (40,496)
      Depreciation                                                              257,018            331,171
      Changes in operating assets and liabilities
        Accounts receivable, net                                                 (4,306)            50,883
        Due to/from affiliates                                                   (5,673)             9,079
        Prepaid insurance                                                         3,178              2,752
        Accounts payable                                                        (28,068)           (63,569)
        Prepaid deposits                                                           (897)             2,265
                                                                            ---------------------------------
  Net cash provided by operating activities                                      54,252            145,628
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                       90,053            198,391
    Payments for purchase of capital improvements                                  (876)                --
                                                                            ---------------------------------
  Net cash provided by investing activities                                      89,177            198,391
                                                                            ---------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (223,404)          (301,305)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                     (79,975)            42,714

  Cash and cash equivalents at beginning of period                              298,718            335,234
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  218,743        $   377,948
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                               September 30,        December 31,
                                                    1995                1994
                                              -------------------------------------

  Rail equipment                               $     783,870       $     783,870
  Marine containers                                1,432,402           1,526,759
  Commuter aircraft                                       --           3,076,382
  Trailers                                         2,037,660           2,075,910
                                              -------------------------------------
                                                   4,253,932           7,462,921
  Less accumulated depreciation                   (3,523,500)         (5,944,395)
                                              -------------------------------------

  Net equipment                                $     730,432       $   1,518,526
                                              =====================================

All equipment was either on lease or operating in PLM affiliated short-term rental facilities as of September 30, 1995. With the exception of the commuter aircraft, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $595,620 at December 31, 1994.

During the nine months ended September 30, 1995, the Partnership sold or disposed of one trailer and seven marine containers. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs of sale. Gross lease payments of $234,000 will be received over a one year period, commencing in September 1995, with an additional balloon payment of $919,012 due at the end of the lease term. The total net book value for these disposed or sold equipment was $532,835 with a total sales price of $1,137,148. During the nine months ended September 30, 1994, the Partnership sold or disposed of nine trailers, one yardster, and two marine containers with an aggregate book value of $157,895 for proceeds of $198,391.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                     ASSETS

                                                                          September 30,       December 31,
                                                                              1995                 1994
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   4,479,033         $   5,309,856
  Less accumulated depreciation                                             (3,684,805)           (4,180,140)
                                                                        --------------------------------------
    Net equipment                                                              794,228             1,129,716

  Cash and cash equivalents                                                    368,820               492,060
  Accounts receivable, net of allowance for doubtful
    accounts of $41,297 in 1995 and $17,600 in 1994                             30,738                66,451
  Prepaid insurance                                                                310                 2,960
                                                                        --------------------------------------

  Total assets                                                           $   1,194,096         $   1,691,187
                                                                        ======================================

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       3,638         $       6,063
  Accounts payable and other liabilities                                         9,813                11,411
  Prepaid deposits                                                               1,005                16,384
                                                                        --------------------------------------
        Total liabilities                                                       14,456                33,858

  Partners' capital (deficit):

  Limited Partners (17,460 units)                                            1,244,710             1,717,622
  General Partner                                                              (65,070)              (60,293)
                                                                        ---------------       ---------------
        Total partners' capital                                              1,179,640             1,657,329
                                                                        --------------------------------------

  Total liabilities and partners' capital                                $   1,194,096         $   1,691,187
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       1995            1994              1995             1994
                                                   ----------------------------------------------------------------
  Revenues:
    Lease revenue                                   $  132,659      $  233,639        $  393,303       $  626,667
    Interest and other income                            5,516           4,828            16,888           10,798
    Gain (loss) on disposition of equipment             27,862           1,959           100,416           75,781
                                                   ----------------------------------------------------------------
  Total revenues                                       166,037         240,426           510,607          713,246

  Expenses:
    Depreciation                                        61,641          89,062           199,172          290,005
    Management fees to affiliate                        10,913          18,703            32,738           44,633
    Repairs and maintenance                             24,313          26,958            51,170           80,231
    General and administrative
      expenses to affiliates                            19,573          24,748            72,429           62,969
    Other general and administrative expenses           15,965          20,224            60,363           59,719
                                                   ---------------------------------------------------------------
                                                                                                                 --
  Total expenses                                       132,405         179,695           415,872          537,557
                                                   ----------------------------------------------------------------

  Net income                                        $   33,632      $   60,731        $   94,735       $  175,689
                                                   ================================================================

  Partners' share of net income

    Limited Partners - 99%                          $   33,296      $   60,124        $   93,788       $  173,932
    General Partner - 1%                                   336             607               947            1,757
                                                   ----------------------------------------------------------------

  Total                                             $   33,632      $   60,731        $   94,735       $  175,689
                                                   ================================================================

  Net income per Limited
    Partnership Unit - 17,460 units                 $     1.91      $     3.44        $     5.37       $     9.96
                                                   ================================================================

  Cash distributions                                $  202,999      $  117,222        $  572,424       $  548,966
                                                   ================================================================

  Cash distributions per Limited
    Partnership Unit                                $    11.51      $     6.65        $    32.46       $    31.13
                                                   ================================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1993 to September 30, 1995



                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               $   2,294,154        $ (54,470)       $   2,239,684

  Net income                                                 276,677            2,795              279,472

  Cash distributions                                        (853,209)          (8,618)            (861,827)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                   1,717,622          (60,293)           1,657,329

  Net income                                                  93,788              947               94,735

  Cash distributions                                        (566,700)          (5,724)            (572,424)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at September 30, 1995                              $   1,244,710        $ (65,070)       $   1,179,640
                                                       =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the nine months ended
                                                                                     September 30,
                                                                                1995               1994
                                                                            ---------------------------------
  Operating activities:
  Net income                                                                 $   94,735        $   175,689
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Gain on disposition of equipment                                         (100,416)           (75,781)
      Depreciation                                                              199,172            290,005
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                 35,713              9,632
        Prepaid insurance                                                         2,650              2,241
        Due to affiliates                                                        (2,425)            10,589
        Accounts payable                                                         (1,598)             7,591
        Prepaid deposits                                                        (15,379)               535
                                                                            ---------------------------------
  Net cash provided by operating activities                                     212,452            420,501
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                      241,627            306,316
    Payments for purchase of capital improvements                                (4,895)                --
                                                                            ---------------------------------
  Net cash provided by investing activities                                     236,732            306,316

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (572,424)          (548,966)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                    (123,240)           177,854

  Cash and cash equivalents at beginning of period                              492,060            455,659
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  368,820        $   633,513
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, the statements of income for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment at September 30, 1995, and December 31, 1994, are as follows:


                                               September 30,      December 31,
                                                   1995               1994
                                              ---------------------------------

  Rail equipment                               $     867,300      $     867,300
  Marine containers                                  413,633            483,606
  Aircraft                                         1,492,368          1,492,368
  Trailers and tractors                            1,705,732          2,466,582
                                              ---------------------------------
                                                   4,479,033          5,309,856
  Less accumulated depreciation                   (3,684,805)        (4,180,140)
                                              ---------------------------------

  Net equipment                                $     794,228      $   1,129,716
                                              =================================


With the exception of a sidelift, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of September 30, 1995. With the exception of 19 trailers, all equipment was on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $79,608 and $152,349 at September 30, 1995 and December 31, 1994, respectively.

During the nine months ended September 30, 1995, the Partnership sold or disposed of 20 trailers and four marine containers with an aggregate net book value of $141,211 for proceeds of $241,627. During the nine months ended September 30, 1994, the Partnership sold or disposed of eight tractors, five trailers, one Letro Porter, and three marine container with an aggregate net book value of $230,538 for proceeds of $306,319.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1995                  1994
                                                                        ----------------------------------------

  Equipment held for operating leases, at cost                           $   4,920,653          $  5,082,353
  Less accumulated depreciation                                             (4,052,266)           (3,980,922)
                                                                        ----------------------------------------
                                                                               868,387             1,101,431
  Equipment held for sale                                                           --               273,785
                                                                        ----------------------------------------
      Net equipment                                                            868,387             1,375,216

  Cash and cash equivalents                                                    281,267               312,230
  Restricted cash                                                                6,600                 6,600
  Accounts receivable, net of allowance for doubtful
    accounts of $31,571 in 1995 and $31,642 in 1994                             60,933               106,868
  Due from affiliates                                                            4,727                20,035
  Prepaid insurance and other assets                                            21,925                28,583
                                                                        ----------------------------------------

  Total assets                                                           $   1,243,839          $  1,849,532
                                                                        ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable                                                       $      10,276          $       8,178
  Prepaid deposits and reserves                                                 18,604                 48,612
                                                                        ----------------------------------------
        Total liabilities                                                       28,880                 56,790

  Partners' capital (deficit):

  Limited Partners (16,914 units)                                            1,277,271              1,849,276
  General Partner                                                              (62,312)               (56,534)
                                                                        ---------------        ---------------
        Total partners' capital                                              1,214,959              1,792,742
                                                                        ----------------------------------------

  Total liabilities and partners' capital                                $   1,243,839          $   1,849,532
                                                                        ========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       1995            1994              1995             1994
                                                   ----------------------------------------------------------------

  Revenues:
    Lease revenue                                   $  141,042      $  242,314        $  503,101      $  711,109
    Interest and other income                            4,070           2,905            18,046           6,032
    Gain on disposition of equipment                       424              --           234,869             486
                                                   ----------------------------------------------------------------
  Total revenues                                       145,536         245,219           756,016         717,627

  Expenses:
    Depreciation                                        67,502          80,364           211,449         243,463
    Management fees to affiliate                        10,568          15,965            34,785          45,358
    Repairs and maintenance                             32,263          51,132           119,546         109,272
    General and administrative
      expenses to affiliates                            34,618          47,413           126,011         139,270
    Other general and administrative expenses           11,401           5,466            26,773          40,979
    Bad debt expense                                     7,670           9,729             7,041          28,896
                                                   ----------------------------------------------------------------
  Total expenses                                       164,022         210,069           525,605         607,238
                                                   ----------------------------------------------------------------

  Net income (loss)                                 $  (18,486)     $   35,150        $  230,411      $  110,389
                                                   ================================================================

  Partners' share of net income (loss):

    Limited Partners - 99%                          $  (18,301)     $   34,798        $  228,107      $  109,285
    General Partner - 1%                                  (185)            352             2,304           1,104
                                                   ----------------------------------------------------------------

  Total                                             $  (18,486)     $   35,150        $  230,411      $  110,389
                                                   ================================================================

  Net income (loss) per Limited
    Partnership Unit (16,914 units)                 $    (1.08)     $     2.06        $    13.48      $     6.46
                                                   ================================================================

  Cash distributions                                $   98,772      $   94,521        $  808,194      $  283,562
                                                   ================================================================

  Cash distributions per Limited
    Partnership Unit                                $     5.78      $     5.53        $    47.30      $    16.60
                                                   ================================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the period from December 31, 1993 to September 30, 1995



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               $   2,080,643        $ (54,197)         $  2,026,446

  Net income                                                 153,332            1,549               154,881

  Cash distributions                                        (384,699)          (3,886)             (388,585)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                   1,849,276          (56,534)            1,792,742

  Net income                                                 228,107            2,304               230,411

  Cash distributions                                        (800,112)          (8,082)             (808,194)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at September 30, 1995                              $   1,277,271        $ (62,312)         $  1,214,959
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the nine months ended
                                                                                     September 30,
                                                                                1995               1994
                                                                            ---------------------------------
  Operating activities:
  Net income                                                                 $  230,411        $   110,389
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on disposition of equipment                                         (234,869)              (486)
      Depreciation                                                              211,449            243,463
      Change in operating assets and liabilities
        Restricted cash                                                              --            (19,151)
        Accounts receivable, net                                                 45,935             30,574
        Due from affiliates                                                      15,308              8,904
        Prepaid deposits and reserves                                           (30,008)            26,439
        Prepaid expenses and other assets                                         3,439              2,240
        Accounts payable and other liabilities                                    2,098               (394)
                                                                            ---------------------------------
  Net cash provided by operating activities                                     243,763            401,978
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                      532,486             31,000
    Payments for purchase of capital improvements                                (2,237)            (3,925)
    Payments received on finance leases                                           3,219              3,339
                                                                            ---------------------------------
  Net cash provided by investing activities                                     533,468             30,414
                                                                            ---------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (808,194)          (283,562)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net (decrease) increase in cash and cash equivalents                          (30,963)           148,830

  Cash and cash equivalents at beginning of period                              312,230            131,540
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  281,267        $   280,370
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows:


                                               September 30,        December 31,
                                                    1995                1994
                                              -------------------------------------

  Rail equipment                               $     178,501       $     178,501
  Marine containers                                  137,548             160,473
  Aircraft                                           913,188             913,188
  Trailers and tractors                            3,691,416           3,830,191
                                              -------------------------------------
                                                   4,920,653           5,082,353
  Less accumulated depreciation                   (4,052,266)         (3,980,922)
                                              -------------------------------------
                                                     868,387           1,101,431
  Equipment held for sale                                 --             273,785
                                              -------------------------------------

  Net equipment                                $     868,387       $   1,375,216
                                              =====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1995. With the exception of three railcars and three trailers, all of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of equipment off-lease was $189,876 at December 31, 1994.

During the nine months ended September 30, 1995, the Partnership sold or disposed of four trailers, one marine container and five twin stack railcars of which three railcars were off-lease at the end of 1994, with an aggregate net book value of $297,618 for proceeds of $532,487. During the nine months ended September 30, 1994, the Partnership sold or disposed of two trailers and three marine containers with an aggregate net book value of $30,514 for proceeds of $31,000.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1995                  1994
                                                                        ----------------------------------------

  Equipment held for operating leases, at cost                           $   1,730,204          $  3,041,954
  Less accumulated depreciation                                             (1,392,773)           (2,332,144)
                                                                        ----------------------------------------
    Net equipment                                                              337,431               709,810

  Cash and cash equivalents                                                    298,746               524,782
  Accounts receivable, net of allowance for doubtful
    accounts of $45,990 in 1995 and $6,481 in 1994                              40,339               116,088
  Due from affiliates                                                            7,639                 1,744
  Prepaid insurance and other assets                                            22,784                37,668
                                                                        ----------------------------------------

  Total assets                                                           $     706,939          $  1,390,092
                                                                        ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and other liabilities                                 $       5,496          $       5,060

  Partners' capital (deficit):

  Limited Partners (9,529 units)                                               736,256              1,413,009
  General Partner                                                              (34,813)               (27,977)
                                                                        ----------------------------------------
        Total partners' capital                                                701,443              1,385,032
                                                                        ----------------------------------------

  Total liabilities and partners' capital                                $     706,939          $   1,390,092
                                                                        ========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                       1995            1994              1995             1994
                                                   ----------------------------------------------------------------

  Revenues:
    Lease revenue                                   $   59,601      $  137,667        $  214,872       $  405,940
    Interest and other income                            4,946           6,030            20,387           15,178
    Gain on disposition of equipment                    26,015           8,185            78,354           12,466
                                                   ----------------------------------------------------------------
  Total revenues                                        90,562         151,882           313,613          433,584

  Expenses:
    Depreciation                                        24,872          43,023            86,332          129,952
    Management fees to affiliate                         5,955           8,921            18,294           29,803
    Repairs and maintenance                              9,495          20,719            41,914           34,622
    General and administrative
      expenses to affiliates                            14,495          20,942            55,847           61,983
    Other general and administrative expenses           10,593           5,090            39,509           29,698
    Bad debt expense                                     4,770           3,488            41,074           15,440
                                                   ----------------------------------------------------------------
  Total expenses                                        70,180         102,183           282,970          301,498
                                                   ----------------------------------------------------------------

  Net income                                        $   20,382      $   49,699        $   30,643       $  132,086
                                                   ================================================================

  Partners' share of net income:

    Limited Partners - 99%                          $   20,178      $   49,202        $   30,337       $  130,765
    General Partner - 1%                                   204             497               306            1,321
                                                   ---------------------------------------------------------------

  Total                                             $   20,382      $   49,699        $   30,643       $  132,086
                                                   ================================================================

  Net income per Limited
    Partnership Unit (9,529 units)                  $     2.12      $     5.16        $     3.18       $    13.72
                                                   ================================================================

  Cash distributions                                $  149,861      $   83,618        $  714,232       $  315,036
                                                   ================================================================

  Cash distributions per Limited
    Partnership Unit                                $    15.57      $     8.69        $    74.20       $    32.73
                                                   ================================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

          For the period from December 31, 1993 to September 30, 1995



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               $   1,615,924        $ (25,928)         $  1,589,996

  Net income                                                 191,753            1,937               193,690

  Cash distributions                                        (394,668)          (3,986)             (398,654)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                   1,413,009          (27,977)            1,385,032

  Net income                                                  30,337              306                30,643

  Cash distributions                                        (707,090)          (7,142)             (714,232)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at September 30, 1995                              $     736,256        $ (34,813)         $    701,443
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the nine months ended
                                                                                     September 30,
                                                                                1995               1994
                                                                            ---------------------------------
  Operating activities:
  Net income                                                                 $   30,643        $   132,086
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on disposition of equipment                                          (78,354)           (12,466)
      Depreciation                                                               86,332            129,952
      Changes in operating assets and liabilities
        Accounts receivable, net                                                 75,749             (1,858)
        Due from affiliate                                                       (5,895)             4,284
        Prepaid insurance and other assets                                        2,002                349
        Accounts payable and other liabilities                                      436              2,902
                                                                            ---------------------------------
  Net cash provided by operating activities                                     110,913            255,249
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                      364,401             30,103
    Payments received on finance leases                                          12,882             13,354
                                                                            ---------------------------------
  Net cash provided by investing activities                                     377,283             43,457
                                                                            ---------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (714,232)          (315,036)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                    (226,036)           (16,330)

  Cash and cash equivalents at beginning of period                              524,782            528,066
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  298,746        $   511,736
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, and the statements of income for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                               September 30,        December 31,
                                                    1995                1994
                                              -------------------------------------

  Marine containers                            $     344,431       $     417,961
  Trailers                                         1,385,773           2,623,993
                                              -------------------------------------
                                                   1,730,204           3,041,954
  Less accumulated depreciation                   (1,392,773)         (2,332,144)
                                              -------------------------------------

  Net equipment                                $     337,431       $     709,810
                                              =====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1995. With the exception of 24 trailers, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1994. The carrying value of the off-lease equipment was $224,848 at December 31, 1994.

During the nine months ended September 30, 1995, the Partnership sold or disposed of 30 trailers and 38 marine containers with an aggregate net book value of $286,047 for proceeds of $364,401. During the nine months ended September 30, 1994, the Partnership sold or disposed of 24 marine containers and one trailer with an aggregate net book value of $17,637 for proceeds of $30,103.

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

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the nine months ended September 30, 1995, one trailer and seven marine containers owned by TEP IXA . Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft. The Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the lease term. The total sales price for these disposed or sold equipment was $1,137,148; 20 trailers and four marine containers owned by TEP IXB were sold for a total of $241,627; five twin stack railcars, four trailers and one marine container owned by TEP IXC were sold for $532,487; and 30 trailers and 38 marine container owned by TEP IXD were sold or disposed of for $364,401. In 1996, the Partnership will enter into its 10th year of operation and the liquidation phase will begin. Therefore, equipment will be marketed for sale as current lease terms expire.

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1995 and 1994

TEP IXA

(A)  Revenues

Total revenues of $177,949 for the quarter ended September 30, 1995, decreased from $283,598 for the same period in 1994, due primarily to lower lease revenues in the third quarter of 1995 compared to the same period in 1994.

(1) Lease revenue decreased to $151,828 in the third quarter 1995, from $235,924 in the same period of 1994. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers                                     $   86,130       $  170,377
  Rail equipment                                   25,950           25,950
  Marine containers                                39,748           39,597
                                              -------------------------------

                                               $  151,828       $  235,924
                                              ===============================

Lease revenue decreased $84,096 due primarily to the decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale of 12 trailers, one yardster and one forklift in 1994, and one trailer in 1995.

(2) For the quarter ended September 30, 1995, the Partnership realized a gain of $9,857 on the disposition of two marine containers, compared to the same period in 1994, where the Partnership realized a gain of $45,179 on the sale or disposition of one yardster and two marine containers.


(B)  Expenses

Total expenses of $145,200 for the quarter ended September 30, 1995, decreased from $263,407 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in all general and administrative expenses, depreciation expense, and bad debt expense, offset partially by an increase in repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $22,951 in 1995, from $17,906 in 1994, due primarily to repairs done on a railcar to comply with the rules of the Association of American Railroads.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $122,249 in the third quarter 1995, from $245,501 in the same period in 1994. This change resulted primarily from:

     (a) a decrease of $78,204 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix;

     (b) a decrease in depreciation expense of $53,990 from 1994 levels reflecting asset sales or dispositions during 1995 and 1994;

     (c) an increase of $8,942 in general and administrative expenses from 1994 levels due to higher administrative costs associated with the Partnership.

(C)  Net Income

The Partnership's net income increased to $32,749 in the third quarter 1995, from $20,191 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1995, is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $73,719 to the Limited Partners, or approximately $3.04 per unit.

TEP IXB

(A)  Revenues

Total revenues of $166,037 for the quarter ended September 30, 1995, decreased from $240,426 for the same period in 1994 due primarily to lower lease revenues offset by a larger gain from the sale of equipment in the third quarter of 1995, compared to the same period in 1994.

(1) Lease revenue decreased to $132,659 in the third quarter 1995, from $233,639 in the same period in 1994. The following table lists lease revenues earned by equipment type:


                                                For the three months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Aircraft                                     $   48,593       $   48,593
  Trailers and tractors                            50,853          125,361
  Rail equipment                                   21,870           49,170
  Marine containers                                11,343           10,515
                                              -------------------------------

                                               $  132,659       $  233,639
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $74,508 due to the sale of 13 tractors and nine trailers in 1994 and 20 trailers in 1995, and a decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenue decreased $27,300 due to the sale of the letro porter in the third quarter of 1994, and the off-lease status of the sidelift at the beginning of 1995.

(2) For the quarter ended September 30, 1995, the Partnership realized a gain of $27,862 on the sale or disposition of six trailers and one marine container, compared to the same period in 1994, where the Partnership realized a gain of $1,959 on the sale or disposal of two marine containers.

(B)  Expenses

Total expenses of $132,405 for the quarter ended September 30, 1995, decreased from $179,695 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in repairs and maintenance, all general and administrative expenses, and depreciation.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $24,313 in the third quarter 1995, from $26,958 in the same period in 1994. This decrease was attributable to the sale of nine trailers in 1994 and 20 trailers in 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, all general and administrative expenses, and bad debt expense) decreased to $108,092 in the third quarter 1995, from $152,737 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $27,421 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (b) a decrease of $9,434 in general and administrative expenses from 1994 levels due to lower administrative costs associated with the Partnership;

     (c) a decrease in management fees to affiliate of $7,790 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C)  Net Income

The Partnership's net income of $33,632 in the third quarter 1995, increased from $60,731 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1995, is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $200,969 to the Limited Partners, or approximately $11.51 per unit.

TEP IXC

(A)  Revenues

Total revenues for the quarter ended September 30, 1995, decreased to $145,536 from $245,219 for the same period in 1994, due primarily to lower lease revenues.

(1) Lease revenue decreased to $141,042 in the third quarter 1995, from $242,314 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers and tractors                        $  112,465       $  190,547
  Aircraft                                         17,100           21,863
  Rail equipment                                    7,800           27,875
  Marine containers                                 3,677            2,029
                                              -------------------------------

                                               $  141,042       $  242,314
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $78,082 in 1995, as compared to 1994 levels due to lower utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale of four trailers in 1995;

     (b) Rail revenue decreased $20,075 in 1995, as compared to 1994 levels due to the sale of five twin stack railcars in the first quarter of 1995;

     (c) Aircraft revenue decreased $4,763 in 1995, as compared to 1994 levels, due to the terms of the original lease agreement which called for a decrease in rate for 1995;

     (d) Marine container revenue increased $1,648 primarily due to an increase in utilization for dry marine containers from 1994 levels.

(2) For the quarter ended September 30, 1995, the Partnership realized a gain of $424 on the sale or disposal of one trailer, and one marine container compared to the same period in 1994, where the Partnership had no asset sales.

(B)  Expenses

Total expenses of $164,022 for the quarter ended September 30, 1995, decreased from $210,069 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in repairs and maintenance, depreciation, and all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $32,263 in the third quarter 1995, from $51,132 in the same period in 1994. This decrease was attributable to higher maintenance expense incurred on the increased number of trailers in the short-term rental facilities as compared to the same period in 1994, when some rental yard trailers were on net term leases.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $131,759 in the third quarter 1995, from $158,937 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in depreciation expense of $12,862 from 1994 levels reflecting asset sales during 1995;

     (b) a decrease in general and administrative expenses of $6,860 due to lower administrative costs associated with the Partnership;

     (c) a decrease in management fees to affiliate of $5,397 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (d) a decrease of $2,059 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix.

(C)  Net Income (Loss)

The Partnership incurred a net loss of $18,486 in the third quarter 1995, compared to a net income of $35,150 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1995, is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $97,784 to the Limited Partners, or approximately $5.78 per unit.

TEP IXD

(A) Revenues

Total revenues of $90,562 for the quarter ended September 30, 1995 decreased from $151,882 for the same period in 1994, due primarily to lower lease revenues, offset by a larger gain on sale of equipment for the third quarter of 1995, compared to the same period in 1994.

(1) Lease revenues decreased to $59,601 in the third quarter 1995, from $137,667 in the same period in 1994. The following table lists lease revenue earned by equipment type:

                                                For the three months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers                                     $   34,871       $  115,959
  Marine containers                                24,730           21,708
                                              -------------------------------

                                               $   59,601       $  137,667
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $81,088 due primarily to the sale of 30 trailers during the first six months of 1995, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue increased $3,022 primarily due to an increase in utilization for dry marine containers from 1994 levels, offset by a decrease in revenue due to the disposal of 38 marine containers in 1995 and 29 in 1994.

(2) For the quarter ended September 30, 1995, the Partnership realized a gain of $26,015 on the disposal of 11 marine containers, where the Partnership realized a gain of $8,185 on the sale or disposal of one trailer and 20 marine containers.

(B)  Expenses

Total expenses of $70,180 for the quarter ended September 30, 1995, decreased from $102,183 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in depreciation, management fees and repair and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,495 in the third quarter 1995, from $20,719 in the same period in 1994. This change resulted primarily from the refurbishment of nine trailers prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and all general and administrative expenses) decreased to $60,685 in the third quarter 1995, from $81,464 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $18,151 from 1994 levels, reflecting asset sales or dispositions during 1995;

     (b) a decrease in management fees to affiliate of $2,966 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (c) an increase of $1,282 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C)  Net Income

The Partnership's net income of $20,382 in the third quarter 1995, decreased from $49,699 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter 1995, is not necessarily indicative of future periods. In the third quarter 1995, the Partnership distributed $148,362 to the Limited Partners, or approximately $15.57 per unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1995 and 1994

TEP IXA

(A)  Revenues

Total revenues of $970,608 for the nine months ended September 30, 1995, increased from $550,660 for the same period in 1994, due primarily to a gain recorded on the sale of assets during 1995 compared to a loss on assets sales in 1994, offset by lower lease revenues in 1995 compared to 1994.

(1) Lease revenue decreased to $392,052 in the nine months ended September 30, 1995, from $504,233 in the same period of 1994. The following table lists lease revenues earned by equipment type:

                                                For the nine months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers                                     $  228,739       $  337,152
  Rail equipment                                   77,850           70,379
  Marine containers                                85,463           96,702
                                              -------------------------------

                                               $  392,052       $  504,233
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $108,413 due to the decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale of 12 trailers, one yardster and one forklift in 1994 and one trailer in 1995;

     (b) Marine container revenue decreased $11,239 due to the disposal of nine marine containers in 1994 and seven in 1995, and a decline in utilization of the reefer fleet from 1994 levels;

     (c) Rail revenue increased $7,471 from 1994 levels due to a rental credit which was given to a current lessee in the first quarter of 1994.

(2) For the nine months ended September 30, 1995, the Partnership realized a gain of $555,197 on the sale or disposition of one trailer, seven marine containers, and one commuter aircraft, compared to the same period in 1994, where the Partnership realized a gain of $40,496 on the sale or disposal of nine trailers, one yardster, and two marine containers. The sale of the commuter aircraft in the second quarter of 1995 was structured as a sales-type lease. The Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the one-year lease term.

(B)  Expenses

Total expenses of $582,411 for the nine months ended September 30, 1995, decreased from $697,117 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in bad debt expense, depreciation expense and all general and administrative expenses, offset by increases in repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $128,770 in 1995, from $84,690 in 1994. This increase was due primarily to the refurbishment required on the Partnership's aircraft which came off-lease in the beginning of 1995. This increase was slightly offset by a decrease in repairs and maintenance for trailers in the short-term rental facilities. In the first quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $453,641 in the nine months ended September 30, 1995, from $612,427 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease of $103,615 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix;

     (b) a decrease in depreciation expense of $74,153 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (c) an increase of $19,236 in general and administrative expenses from 1994 levels due to higher administrative costs associated with the Partnership.

(C)  Net Income (Loss)

The Partnership's net income increased to $388,197 in the nine months ended September 30, 1995, from a net loss of $146,457 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1995, is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $221,170 to the Limited Partners, or approximately $9.11 per unit.

TEP IXB

(A)  Revenues

Total revenues of $510,607 for the nine months ended September 30, 1995, decreased from $713,246 for the same period in 1994 due primarily to lower lease revenue.

(1) Lease revenue decreased to $393,303 in the nine months ended September 30, 1995, from $626,667 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                For the nine months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers and tractors                        $  161,680       $  303,325
  Aircraft                                        145,778          145,778
  Rail equipment                                   59,768          148,371
  Marine containers                                26,077           29,193
                                              -------------------------------

                                               $  393,303       $  626,667
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $141,645 due to the sale of 13 tractors and nine trailers in 1994 and 20 trailers in 1995, and a decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenue decreased $88,603 due to the sale of the letro porter in the third quarter of 1994, and the off-lease status of the sidelift at the beginning of 1995;

     (c) Marine container revenue decreased $3,116 due to the disposal of five marine containers in 1994 and four in 1995.

(2) For the nine months ended September 30, 1995, the Partnership realized a gain of $100,416 on the sale or disposition of 20 trailers and three marine containers, compared to the same period in 1994, where the Partnership realized a gain of $75,781 on the sale or disposal of eight tractors, five trailers, one Letro Porter and one marine container.

(B)  Expenses

Total expenses of $415,872 for the nine months ended September 30, 1995, decreased from $537,557 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in depreciation, repairs and maintenance, and management fees, offset by increases in all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $51,170 in the nine months ended September 30, 1995, from $80,231 in the same period in 1994. This decrease was attributable to a decrease in repairs and maintenance due to the sale of nine trailers in 1994 and 20 trailers in 1995, and decreases in shop repairs for the Partnership's railcars.

(2) Indirect operating expenses (defined as depreciation expense, management fees, all general and administrative expenses, and bad debt expense) decreased to $364,702 in the nine months ended September 30, 1995, from $457,326 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $90,833 from 1994 levels reflecting assets sales or dispositions during 1995 and 1994;

     (b) a decrease in management fees to affiliate of $11,895 from 1994 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (c) an increase of $10,104 in general and administrative expenses from 1994 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to increased volume of trailers operating in these facilities.

(C)  Net Income

The Partnership's net income of $94,735 in the nine months ended September 30, 1995, decreased from a net income of $175,689 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1995, is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $566,700 to the Limited Partners, or approximately $32.46 per unit.

TEP IXC

(A)  Revenues

Total revenues for the nine months ended September 30, 1995, increased to $756,015 from $717,627 for the same period in 1994, due primarily to a larger gain recorded from the sale of assets in 1995 compared to the same period in 1994, offset by lower lease revenues in 1995 compared to 1994.

(1) Lease revenue decreased to $503,101 in the nine months ended September 30, 1995, from $711,109 in the same period in 1994. The following table lists lease revenues earned by equipment type:

                                                For the nine months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers and tractors                        $  409,294       $  561,759
  Aircraft                                         51,300           65,588
  Rail equipment                                   33,910           76,933
  Marine containers                                 8,597            6,829
                                              -------------------------------

                                               $  503,101       $  711,109
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $152,465 in 1995 as compared to 1994 levels due to lower utilization in the short-term rental facilities, primarily refrigerated trailers, in 1995 compared to 1994 levels, and the sale of three trailers in 1995;

     (b) Rail revenue decreased $43,023 in 1995, as compared to 1994 levels due to the sale of five twin stack railcars in the first quarter of 1995;

     (c) Aircraft revenue decreased $14,288 in 1995, as compared to 1994 levels, due to the terms of the original lease agreement which called for a decrease in rate for 1995;

     (d) Marine container revenue increased $1,768 primarily due to an increase in utilization for dry marine containers from 1994 levels.

(2) For the nine months ended September 30, 1995, the Partnership realized a gain of $234,869 on the sale or disposal of four trailers, five twin stack railcars and one marine container, compared to the same period in 1994, where the Partnership realized a gain of $486 on the sale or disposal of two trailers and one marine container.

(3) Interest and other income increased $12,014 due to an increase in cash available for short-term investment.

(B)  Expenses

Total expenses of $525,604 for the nine months ended September 30, 1995, decreased from $607,238 for the same period in 1994. The decrease in 1995 expenses was attributable to decreases in depreciation, all general and administrative expenses and management fees and bad debt expense, offset by an increase in repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $119,546 in the nine months ended September 30, 1995, from $109,272 in the same period in 1994. This increase was attributable to higher maintenance expense incurred on the increased trailers in the short-term rental facilities as compared to the same period in 1994 when some rental yard trailers were on net term leases.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $406,058 in the nine months ended September 30, 1995, from $497,966 in the same period in 1994.

This change resulted primarily from:

     (a) a decrease in depreciation expense of $32,014 from 1994 levels reflecting asset sales during 1995;

     (b) a decrease in general and administrative expenses of $27,465 due to lower administrative costs associated with the Partnership;

     (c) a decrease of $21,855 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix;

     (d) a decrease in management fees to affiliate of $10,573 from 1994 levels due to lower levels of operating cash flows during 1995. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C)  Net Income

The Partnership's net income increased to $230,411 in the nine months ended September 30, 1995, from $110,389 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1995, is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $800,112 to the Limited Partners, or approximately $47.30 per unit.

TEP IXD

(A)  Revenues

Total revenues of $313,613 for the nine months ended September 30, 1995 decreased from $433,584 for the same period in 1994 due primarily to lower lease revenues, offset by a larger gain on sale of equipment in 1995 compared to 1994.

(1) Lease revenues decreased to $214,872 in the nine months ended September 30, 1995, from $405,940 in the same period in 1994. The following table lists lease revenue earned by equipment type:



                                                For the nine months ended
                                                      September 30,
                                                  1995             1994
                                              -------------------------------

  Trailers                                     $  149,322       $  348,394
  Marine containers                                65,550           57,546
                                              -------------------------------

                                               $  214,872       $  405,940
                                              ===============================

The decrease was due to the following:

     (a) Trailer revenue decreased $199,072 due primarily to the sale of 30 trailers during the first six months of 1995, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue increased $8,004 primarily due to an increase in utilization for dry marine containers from 1994 levels, offset by a decrease in revenue due to the disposal of 38 marine containers in 1995 and 24 in 1994.

(2) For the nine months ended September 30, 1995, the Partnership realized a gain of $78,354 on the sale or disposal of 30 trailers and 38 marine containers, compared to the same period in 1994, where the Partnership realized a gain $12,466 on the sale or disposition of 24 marine containers and one trailer.

(3) Interest and other income increased $5,209 due to an increase in cash available for short-term investment.

(B)  Expenses

Total expenses of $282,970 for the nine months ended September 30, 1995, decreased from $301,498 for the same period in 1994. The decrease in 1995 expenses was attributable primarily to decreases in depreciation and management fees, partially offset by increases in bad debt expense and repair and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) increased to $41,914 in the nine months ended September 30, 1995, from $34,622 in the same period in 1994. This change resulted primarily from the refurbishment of 30 trailers prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and all general and administrative expenses) decreased to $241,056 in the nine months ended September 30, 1995, from $266,876 in the same period in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $43,620 from 1994 levels, reflecting asset sales or dispositions during 1995;

     (b) a decrease in management fees to affiliate of $11,509 from 1994 levels due to changes in the level of operating cash flow between the two years. Management fees are calculated monthly as the greater of 10% of Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (c) an increase of $25,634 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

     (d) an increase of $3,675 in general and administrative  expenses from 1994
levels  due  to  slightly  higher   administrative  costs  associated  with  the
Partnership.

(C)  Net Income

The Partnership's net income of $30,643 in the nine months ended September 30, 1995, decreased from a net income of $132,086 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1995, is not necessarily indicative of future periods. In the nine months ended September 30, 1995, the Partnership distributed $707,090 to the Limited Partners, or approximately $74.20 per unit.

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


                                             PLM TRANSPORTATION EQUIPMENT
                                             PARTNERS IXD 1986 INCOME FUND

                                             By:  PLM Financial Services, Inc.
                                                  General Partner




Date: November 10, 1995                      By:  /s/ David J. Davis
                                                  -------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller