Form 10-K
period 1996-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
filed 1997-03-31
CIK 778794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1996.

     [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Act of 1934
              For the transition period from              to

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

     As of December 31, 1996, TEP IXA owned the following equipment: 88 trailers, 107 marine containers, and one sidelift. During 1996, TEP IXA sold or disposed of two trailers, 10 railcars, and 18 marine containers. At December 31, 1996, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. With the exception of one sidelift, all equipment was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1996. Lessees of the TEP IXA equipment portfolio include, but are not limited to Transamerica Leasing.

                                     TEP IXB

The offering of Units of PLM Transportation Equipment Partners IXB 1986 Income Fund (TEP IXB or the Partnership) closed on September 29, 1986, having sold 17,460 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXB.

     As of December 31, 1996, TEP IXB owned the following equipment: 32 refrigerated over-the-road trailers, 26 marine containers, and one sidelift. During 1996, TEP IXB sold or disposed of 14 railcars, nine trailers and four marine containers. In addition, the entity in which the Partnership had a 50% investment sold a commuter aircraft. At December 31, 1996, all of the partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. With the exception of one sidelift, all equipment was either held in short-term rental facilities operated by an affiliate or was on lease as of December 31, 1996. Lessees of the TEP IXB equipment portfolio include but are not limited to Transamerica Leasing.

                                     TEP IXC

The offering of Units of PLM Transportation Equipment Partners IXC 1986 Income Fund (TEP IXC or the Partnership) closed on December 22, 1986, having sold 16,914 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXC.

     As of December 31, 1996, TEP IXC owned the following equipment: 125 trailers and five refrigerated marine containers. During 1996, TEP IXC sold or disposed of 24 trailers, five railcars, and one marine container. In addition, the entity in which the Partnership had a 30% investment sold a commuter aircraft. At December 31, 1996, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. All equipment was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1996. The lessees of the TEP IXC equipment portfolio include but are not limited to Transamerica Leasing.

                                     TEP IXD

The offering of Units of PLM Transportation Equipment Partners IXD 1986 Income Fund (TEP IXD or the Partnership) closed on March 30, 1987, having sold 9,529 Units. FSI contributed $100 for the 1% general partnership interest in TEP IXD.

     As of December 31, 1996, TEP IXD owned the following equipment: 46 trailers and 132 marine containers. During 1996, TEP IXD sold or disposed of 39 marine containers and nine trailers. At December 31, 1996, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. All equipment in the TEP IXD portfolio was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1996. Lessees of the TEP IXD equipment portfolio include but are not limited to Transamerica Leasing.

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases.

Generally, the equipment owned by the Partnerships is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnerships' purchase price of the equipment. The short-to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

     The Partnerships encounter considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnerships offer. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with full payout lease. Competitors of the Partnerships may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnerships may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnerships also compete with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnerships cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnerships compete with many equipment lessors, including, among others, ACF Industries, Inc. (Shippers Car Line Division), General Electric
Railcar Services Corporation, Greenbrier Leasing Company, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnerships invested in transportation-related capital equipment. The Partnerships' equipment is used primarily for the transport of materials. The following describes the markets for the Partnerships' equipment:

(1)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases that were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing, late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(2)  Over-the-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production, and 1995 production levels were similar to 1994. However, in 1996, the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

(3)  Over-the-Road Refrigerated Trailers

PLM experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 15% of the fleet in refrigerated trailers, PLM and the Partnerships are the largest supplier of short-term rental refrigerated trailers in the United States.

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

ITEM 2.       PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for leasing purposes. At December 31, 1996, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. It is not contemplated that any more equipment will be acquired.

     The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' limited partners during the fourth quarter of its fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIPS' EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnerships' Agreements, the General Partner is generally entitled to a 1% interest in the profits and losses and distributions of each Partnership. The General Partner also is entitled to a special allocation of net profit or gains from sale of each Partnerships' assets during the liquidation phase in an amount equal to one ninety-ninth of the aggregate of the capital contribution made by the Limited Partners. The General Partner is the sole holder of such interests. Ownership of the remaining 99% interest in the profits and losses and distributions of the respective Partnerships is represented as follows as of December 31, 1996:


                                       TEP IXA            TEP IXB             TEP IXC            TEP IXD

Holders of Limited
Partnership Units                       1,012               615                 534                328


There are several secondary exchanges which may purchase or facilitate transactions of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is no public market for the Units and none is likely to develop. Moreover, the Units are subject to substantial restrictions on transferability.

ITEM 6.       SELECTED FINANCIAL DATA

                  Table  5,  below,   lists  selected  financial  data  for  the
respective Partnerships:

                                     TABLE 5

                        For the years ended December 31,

  TEP IXA                                             1996             1995             1994            1993             1992
  -------
                                                 ----------------------------------------------------------------------------------

   Operating results:
     Total revenues                               $     778,338     $  1,144,180    $    752,029    $     764,823      $  1,041,370
     Gain (loss) on disposition
       of equipment                                     340,836          555,733          59,957          (53,590 )          11,253
     Net income (loss)                                  320,435          473,623        (132,809 )       (179,977 )         203,877

   At year-end:
     Total assets                                 $     657,806     $  2,044,123    $  1,855,487    $   2,568,780      $  3,413,824
     Total liabilities                                   14,409           43,300          30,418          111,336            68,331

   Cash distributions                             $     277,861     $    297,869    $    361,566    $     708,072      $    813,523

   Cash distributions and special distributions
   which represent a return of capital to
   Limited Partners                               $   1,343,851     $         --    $    494,570    $     700,991      $    603,550

   Special distributions                          $   1,400,000     $         --    $    138,000    $          --      $         --

   Per weighted average limited partnership unit:
   Net income (loss)                              $       13.06     $      19.31    $      (5.41 )  $       (7.34 )    $       8.31

   Cash distributions                             $       11.33     $      12.14    $      14.74    $       28.87      $      33.16

   Cash distributions and special distributions
   which represent a return of capital to
   Limited Partners                               $       55.34     $         --    $      20.37    $       28.87      $      24.85

   Special distributions                          $       57.07     $         --    $       5.63    $          --      $         --




  TEP IXB                                             1996             1995             1994            1993             1992
  -------
                                                 ----------------------------------------------------------------------------------


   Operating results:
     Total revenues                               $     539,568     $    671,144    $    962,681    $     956,072         1,024,899
     Gain on disposition
       of equipment                                     272,183          113,206         132,025           30,646                --
     Equity in net income of unconsolidated
       special purpose entity                           250,928               --              --               --                --
     Net income                                         473,377           83,006         279,472          282,593           386,866

   At year-end:
     Total assets                                 $     701,432     $  1,158,613    $  1,691,187    $   2,275,596      $  2,760,063
     Total liabilities                                   13,274           92,454          33,858           35,912            18,337

   Cash distributions                             $     401,378     $    474,176    $    676,827    $     784,635      $    784,635

   Cash distributions and special distributions
   which represent a return of capital to
   Limited Partners                               $     374,221     $    582,258    $    576,532    $     497,022      $    393,792

   Special distributions                          $     450,000     $    200,000    $    185,000    $          --      $         --

   Per weighted average limited partnership unit:
   Net income                                     $       26.84     $       4.71    $      15.85    $       16.02      $      21.94

   Cash distributions                             $       22.76     $      26.89    $      38.38    $       44.49      $      44.49

   Cash distributions and special distributions
   which represent a return of capital to
   Limited Partners                               $       21.43     $      33.35    $      33.02    $       28.47      $      22.55

   Special distributions                          $       25.52     $      11.34    $      10.49    $          --      $         --


                        For the years ended December 31,

  TEP IXC                                              1996             1995              1994              1993             1992
  -------
                                                 ----------------------------------------------------------------------------------

   Operating results:
     Total revenues                               $    492,205     $    916,158      $    970,110     $     837,998  $    959,605
     Gain (loss) on disposition
       of equipment                                    114,942          229,599             2,561            14,139      (108,915 )
     Equity in net income of unconsolidated
       special purpose entity                          111,247               --                --                --            --
     Net income                                        105,040          259,541           154,881            36,888        65,987

   At year-end:
     Total assets                                 $    654,436     $  1,161,779      $  1,849,532     $   2,057,830  $  2,494,437
     Total liabilities                                  17,905           16,462            56,790            31,384        21,764

   Cash distributions                             $    313,826     $    406,966      $    388,585     $     483,115  $    688,267

   Cash distributions and special distributions
   which represents a return of capital to
   Limited Partners                               $    503,698     $    640,950      $    231,367     $     441,765  $    616,057

   Special distributions                          $    300,000     $    500,000      $         --     $          --  $         --

   Per weighted average limited partnership unit:
   Net income                                     $       6.15     $      15.19      $       9.07     $        2.16  $       3.86

   Cash distributions                             $      18.37     $      23.82      $      22.74     $       28.28  $      40.29

   Cash distributions and special distributions
   which represents a return of capital to
   Limited Partners                               $      29.78     $      37.89      $      13.68     $       26.12  $      36.42

   Special distributions                          $      17.56     $      29.27      $         --     $          --  $         --


                        For the years ended December 31,

  TEP IXD                                              1996             1995              1994              1993             1992
  -------
                                                 ----------------------------------------------------------------------------------


   Operating results:
     Total revenues                               $    202,500     $    374,362      $    583,442     $     743,878     $    790,599
     Gain on disposition
       of equipment                                     44,879           83,235            17,133            53,478           94,829
     Net income (loss)                            $    (16,671)    $     46,051      $    193,690     $     305,232     $    269,939

   At year-end:
     Total assets                                 $    278,061     $    575,694      $  1,390,092     $   1,600,584     $  1,715,979
     Total liabilities                                  11,462            8,338             5,060            10,588            7,221

   Cash distributions                             $    134,086     $    263,727      $    398,654     $     423,994     $    434,527

   Cash distributions and special distributions
   which represents a return of capital to
   Limited Partners                               $    281,245     $    809,500      $    202,915     $     117,574     $    336,192

   Special distributions                          $    150,000     $    600,000      $         --     $          --     $    175,000

   Per weighted average limited partnership unit:
   Net income (loss)                              $      (1.73     $       4.78      $      20.12     $       31.71     $      28.04

   Cash distributions                             $      13.93     $      27.40      $      41.42     $       44.05     $      45.14

   Cash distributions and special distributions
   which represents a return of capital to
   Limited Partners                               $      29.51     $      84.95      $      21.29     $       12.34     $      35.28

   Special distributions                          $      15.58     $      62.34      $         --     $          --     $      18.18


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

(C)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1996, and 1995.

     As of December 31, 1996, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio, including equipment owned by unconsolidated special purpose entities (USPE's), to be approximately :
$1.0 million, $0.5 million, $1.0 million, and $0.7 million for TEP IXA, TEP IXB, TEP IXC ,and TEP IXD, respectively.

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

(E)  Future Outlook

The General Partner intends to continue its strategy of closely matching the level of cash distributions to that of net operating cash flows. However, as stated above, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact of this strategy on liquidity. The Partnerships have entered into their liquidation phase and pursuant to the original operating plan, the Partnerships continue to market equipment for sale as current lease terms expire. The General Partner has not planned any expenditures past January 1, 1997, nor is it aware of any contingencies, that would require capital resources additional to those discussed above.

(F)  Results of Operations - Year to Year Detail Comparison

Comparison of the Registrant's Operating Results for the Years Ended December 31, 1996 and 1995

TEP IXA

(A)  Revenues

(1) Lease revenue decreased to $414,957 in 1996 from $547,246 in 1995. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1996               1995
                                              ---------------------------------
   Trailers                                    $  263,473         $  366,821
   Marine containers                              112,994            118,625
   Rail equipment                                  38,490             61,800
                                               ================================
                                               $  414,957         $  547,246
                                               ================================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $103,348 from 1996 levels due to the decline in utilization in the short-term rental facilities in 1996 compared to 1995 levels, and the sale or disposal of two trailers in 1996 and one in 1995;

     (b) Marine container revenue decreased $5,631 due to a decline in utilization from 1995 levels, and the disposal of 18 marine containers in 1996 and 10 in 1995;

     (c) Rail revenue decreased $23,310 from 1996 levels due to the sale of all railcars owned by the Partnership during the third quarter of 1996.

(2) Interest and other income decreased to $22,545 in 1996 from $41,201 in 1995 due primarily to lower cash balances available for investments and lower interest rates earned on invested cash.

(3) For the year ended December 31, 1996, the Partnership realized a gain of $340,836 on the sale or disposition of two trailers, 18 marine containers, and 10 railcars, compared to the same period in 1995, where the Partnership realized a gain of $555,733 on the sale or disposition of one trailer, one commuter aircraft, and 10 marine containers.

(B)  Expenses

Total expenses for the years ended December 31, 1996 and 1995, were $457,903 and $670,557, respectively. The decrease in 1996 expenses was attributable primarily to decreased repairs and maintenance, depreciation expense, and general and administrative expense, offset by an increase in bad debt expense.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $64,875 in 1996 from $172,081 in 1995. This decrease was due to decreases in repairs and maintenance for trailers in the short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $393,028 in 1996 from $498,476 in 1995. This change resulted from:

     (a) a $114,277 decrease in depreciation expense from 1996 levels resulting from the sale or disposal of two trailers, 18 marine containers, and 10 railcars in 1996;

     (b) a $58,310 decrease in general and administrative expense from 1995 levels due primarily to sale of the aircraft in the prior year, lower accounting costs, and lower administrative costs associated with the short-term rental facilities in 1996 compared with 1995 levels;

     (c) a $66,292 increase in bad debt expense due to the General Partner's evaluation of the collectibility of the trade receivables.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1996, was $320,435 compared to $473,623 for the year ended December 31, 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. In 1996, TEP IXA distributed $1,661,082 to the Limited Partners, or $68.40 per weighted average unit which included a special distribution of $57.07 per weighted average unit.

     The Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods.

TEP IXB

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the year ended December 31, 1996, when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                             For the twelve months
                                                                              ended December 31,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $   112,435         $ 151,982
   Railcar equipment                                                          62,676            79,981
   Marine containers                                                          26,750            34,153


Trailers: Trailer revenues and direct expenses were $154,805 and $42,370, respectively, for the twelve months ended December 31, 1996, compared to $219,600 and $67,618, respectively, during the same period of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $67,953 and $5,277, respectively, for the twelve months ended December 31, 1996, compared to $86,537 and $6,556, respectively, during the same period of 1995. The decrease in net contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996;

Marine containers: Marine container revenues and direct expenses were $26,960 and $210, respectively, for the twelve months ended December 31, 1996, compared to $34,915 and $762, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $269,262 for the year ended December 31, 1996, decreased from $366,772 for the same period of 1995. The variance is explained as follows:

     (a) a $49,160 decrease in general and administrative expenses from 1995 levels. This reflects the decreased accounting costs and administrative costs associated with the short-term rental facilities;

     (b) a $39,977 decrease in depreciation expense from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (c) a $8,373 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the twelve months ended December 31, 1996, the Partnership realized a gain of $272,183 on the disposal of 14 railcars, four marine containers and nine trailers compared to 1995, where the Partnership realized a gain of $113,206 on the sale or disposition of 22 trailers and four marine containers.

 (D) Interest and other income

Interest and other income decreased $4,849 in 1996 due primarily to lower interest rate earned on available cash invested.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $250,928 for the twelve months ended December 31, 1996, and represents the operating income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements).

(C)  Net Income

The Partnership generated net income of $473,377 for the year ended December 31, 1996, compared to $83,006 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $842,864 to the Limited Partners, or approximately $48.28 per weighted average unit which included a special distribution of $25.52 per weighted average unit.

TEP IXC

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased in 1996 when compared to the same period of 1995. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the twelve months
                                                                                ended December 31,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  221,143          $  397,903
   Railcar equipment                                                         21,708              34,192
   Marine containers                                                          5,501              11,266


Trailers: Trailer revenues and direct expenses were $330,604 and $109,461, respectively, for the twelve months ended December 31, 1996, compared to $546,927 and $149,024, respectively, during the same period of 1995. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $26,520 and $4,812, respectively, for the twelve months ended December 31, 1996, compared to $41,059 and $6,867, respectively during the same period of 1995. The decrease in net contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996;

Marine containers: Marine container revenues and direct expenses were $5,579 and $78, respectively, for the twelve months ended December 31, 1996, compared to $11,507 and $241, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container net contribution.

(B) Indirect expenses related to owned equipment

Total indirect expenses of $384,061 for the year ended December 31, 1996, decreased from $448,414 for the same period of 1995. The variance is explained as follows:

     (a) a $42,681 decrease in general and administrative expenses due to lower accounting costs and administrative costs associated with the short-term rental facilities due to a decreased volume of trailers operating in these facilities;

     (b) a $26,636 decrease in depreciation expense from 1995 levels reflecting asset sales during 1996 and 1995;

     (c) a $2,193 decrease in management fees due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

     (d) a $7,157 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the year ended December 31, 1996, the Partnership realized a gain of $114,942 on the sale of 24 trailers, five railcars and one marine container, compared to the same period in 1995, when the Partnership realized a gain of $229,599 on the sale or disposal of four trailers, five twin stack railcars, and one marine container.

(D) Interest and other income decreased $4,106 due to a lower interest income earned on available cash invested.

(E)  Equity in net income of unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $111,247 for the year ended December 31, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements).

(F)  Net Income

The Partnership's net income decreased to $105,040 for the year ended December 31, 1996, from $259,541 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $607,688 to the Limited Partners, or approximately $35.93 per weighted average unit which included a special distribution of $18.37 per weighted average unit.

TEP IXD

(A)  Revenues

(1) Lease revenue decreased to $151,115 in 1996 from $267,141 in 1995. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1996               1995
                                              ---------------------------------
   Trailers                                    $  100,780         $  188,529
   Marine containers                               50,335             78,612
                                               ================================
                                               $  151,115         $  267,141
                                               ================================

The decrease was due to the following:

     (a) Trailer revenue decreased $87,749 in 1996 as compared to 1995 levels, due to lower utilization in short-term rental facilities operated by an affiliate of the General Partner and the sale of trailers during 1996;

     (b) Marine container revenue decreased $28,277 in 1996 as compared to 1995 levels, primarily due to a decline in utilization levels in 1996 and the disposal of marine containers during 1996.

(2) Interest and other income decreased to $6,506 in 1996 from $23,986 in 1995 due to decrease in interest rates and lower cash balances in interest bearing accounts.

(3) Gain on disposition of equipment of $44,879 in 1996 resulted from the sale or disposal of 39 marine containers and nine trailers. The gain on disposition of equipment in 1995 totaled $83,235 which resulted from the sale or disposal of 45 marine containers and 30 trailers.

(B)  Expenses

Total expenses for the years ended December 31, 1996 and 1995 were $219,171 and $328,311, respectively. The decrease in 1996 expenses was attributable primarily to decreased bad debt expense, repairs and maintenance, general and administrative expenses, and depreciation.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $30,997 in 1996 from $54,905 in 1995. This change resulted primarily from the disposition of trailers and containers in 1996.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $188,174 in 1996 from $273,406 in 1995. This change resulted from:

     (a) a $33,903 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables;

     (b) a $31,308 decrease in general and administrative expenses due to lower accounting costs and administrative costs associated with the short-term rental facilities;

     (c) a $19,593 decrease in depreciation expense from 1996 levels reflecting assets sales during 1996 and 1995.

(C)  Net Income (loss)

As a result of all of the foregoing, the Partnership incurred a net loss for the year ended December 31, 1996 of $16,671 compared with a net income of $46,051 for the year ended December 31, 1995. In 1996, TEP IXD distributed $281,245 to the Limited Partners, or $29.51 per weighted average unit which included a special distribution of $15.58 per weighted average unit.

     The Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods.

Comparison of the Registrant's Operating Results for the Years Ended December 31, 1995 and 1994

TEP IXA

(A)  Revenues

(1) Lease revenue decreased to $547,246 in 1995 from $682,844 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
   Trailers                                    $  366,821         $  473,072
   Marine containers                              118,625            130,722
   Rail equipment                                  61,800             61,800
   Aircraft                                            --             17,250
                                               ================================
                                               $  547,246         $  682,844
                                               ================================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $106,251 from 1994 levels due to the decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale or disposal of 12 trailers, one yardster and one forklift in 1994. Additionally, one trailer was disposed of in 1995;

     (b) Aircraft revenue decreased $17,250 due to the sale of a commuter aircraft in the second quarter of 1995 which was structured as a sales-type lease. The income from this lease financing is now reported as interest income;

     (c) Marine container revenue decreased $12,097 due to the disposal of 10 marine containers in 1995 and 6 in 1994, and a decline in utilization from 1994 levels.

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

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $172,081 in 1995 from $132,056 in 1994. This increase was due to the refurbishment required on the Partnership's aircraft which came off-lease in the beginning of 1995, partially offset by a decrease in repairs and maintenance for trailers in the short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $498,476 in 1995 from $752,782 in 1994. This change resulted from:

     (a) a $167,819 decrease in bad debt expense due to the change in management's estimate of doubtful accounts in 1995;

     (b) a $124,901 decrease in depreciation expense from 1994 levels resulting from the sale or disposal of one trailer, one commuter aircraft, and 10 marine containers in 1995;

     (c) a $38,667 increase in general and administrative expense from 1994 levels due primarily to higher administrative costs associated with the short-term rental facilities in 1995 compared with 1994 levels due to a credit of $16,000 which was received on the short-term rental facilities in 1994 due to the closing one of the short-term rental facilities in 1994, no similar credit was received in 1995 and an increase in audit fees.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995, was $473,623 compared with a net loss of $132,809 for the year ended December 31, 1994. In 1995, TEP IXA distributed $294,890 to the Limited Partners, or $12.14 per weighted average Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

TEP IXB

(A)  Revenues

(1) Lease revenue decreased to $535,422 in 1995 from $813,960 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
   Trailers and tractors                       $  219,599         $  504,293
   Aircraft                                       194,371            194,371
   Rail equipment                                  86,537             75,741
   Marine containers                               34,915             39,555
                                               ================================
                                               $  535,422         $  813,960
                                               ================================

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $284,694 due to the sale of 22 trailers during 1995, and a decline in utilization in the short-term rental facilities and the off-lease status of the sidelift at the beginning of 1995;

     (b) Railcar revenue increased $10,796 due to the off-lease status of railcars during 1994 and the sale of the letro porter in the third quarter of 1994;

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

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $137,511 in 1995 from $127,540 in 1994. This change resulted primarily from an increase in the number of trailers coming off term leases requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner, and repairs required on several of the Partnership's railcars.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense and general and administrative expenses) decreased to $450,627 in 1995 from $555,669 in 1994. This change resulted primarily from:

     (a) a $102,009 decrease in depreciation expense from 1994 levels reflecting asset sales during 1995;

     (b) a $11,895 decrease in management fees to affiliate from 1994 levels due to the lower levels of operating cash flow in 1995 compared to 1994. Management fees are calculated monthly as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) a $7,575 decrease in bad debt expense due to change in management's estimate of doubtful accounts in 1995;

     (d) a $16,437 increase in general and administrative expenses from 1994 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to an increased volume of trailers operating in the facilities in 1995 as compared to 1994, and increase in audit fee.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995, was $83,006 compared with net income of $279,472 for the year ended December 31, 1994. In 1995, TEP IXB distributed $667,434 to the Limited Partners, or $38.23 per weighted average Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

TEP IXC

(A)  Revenues

(1) Lease revenue decreased to $667,893 in 1995 from $958,179 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
   Trailers and tractors                       $  546,927         $  767,520
   Rail equipment                                  41,059            104,808
   Aircraft                                        68,400             76,088
   Marine containers                               11,507              9,763
                                               ================================
                                               $  667,893         $  958,179
                                               ================================

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

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $156,183 in 1995 from $187,140 in 1994. This decrease was due to a decrease in the number of trailers coming off term lease requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) increased to $500,434 in 1995 from $628,089 in 1994. This change resulted primarily from:

     (a) a $46,501 decrease in bad debt expense due to change in management's estimate of doubtful accounts in 1995;

     (b) a $45,141 decrease in depreciation expense from 1994 reflecting asset sales during 1995 and 1994;

     (c) a $25,440 decrease in general and administrative expenses primarily due to the decreased administrative costs associated with the short-term rental facilities due to decline in utilization in the short-term rental facilities, offset by an increase in audit fee;

     (d) a $10,573 decrease in management fees due to decreased levels of operating cash flow during 1994. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(3) During 1995, the Partnership realized a gain of $229,599 on the sale of four trailers, five railcars, and the disposition of one marine container, compared to the same period in 1994 when the Partnership realized a gain of $2,561 on the sale of four trailers and the disposition of three marine containers.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995 was $259,541 compared with net income of $154,881 for the year ended December 31, 1994. In 1995, TEP IXC distributed $897,896 to the Limited Partners, or $53.09 per weighted average Unit.

     The Partnership's performance for the year ended December 31, 1995, is revaluation not necessarily indicative of future periods.

TEP IXD

(A)  Revenues

(1) Lease revenue decreased to $267,141 in 1995 from $545,035 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
   Trailers                                    $  188,529         $  456,511
   Marine containers                               78,612             88,524
                                               ================================
                                               $  267,141         $  545,035
                                               ================================

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

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $54,905 in 1995 from $57,449 in 1994. This change resulted primarily from the refurbishment of 30 trailers prior to being sold.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $273,406 in 1995 from $332,303 in 1994. This change resulted from:

     (a) a $61,957 decrease in depreciation expense from 1994 levels reflecting assets sales during 1995 and 1994;

     (b) a $13,499 decrease in management fees to affiliate from 1994 levels due to the lower level of operating cash flow during 1995. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) a $9,471 increase in bad debt expense due to change in management's estimate of doubtful accounts in 1995.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995 was $46,051 compared with net income of $193,690 for the year ended December 31, 1994. In 1995, TEP IXD distributed $855,090 to the Limited Partners, or $89.74 per weighted average Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

Geographic Information

The Partnerships operate their equipment in international markets. Although these operations expose the Partnerships to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 3 for information on the revenues, income, and assets in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the General Partner's decision to use the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as equipment is sold in various equipment markets and geographic areas. An explanation of the current relationships is presented below:

TEP IXA:

The Partnership's equipment on lease to U.S. domiciled lessees accounted for 73% of the revenues generated by owned equipment while net income accounted for $329,511 of the $320,435 in net income for the entire Partnership. The primary reason for this relationship is due to the fact that the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions. Since all the railcars owned by the Partnership were sold, the relationship of revenue to net operating income for this geographic region will be based on only trailers in the future. The trailers leased to U.S. domiciled lessees are expected to be continuously profitable in the near future, as the revenue from the trailers exceeds the operating costs, and the depreciation recorded by the partnership declines in future periods.

TEP IXC:

The Partnership's owned equipment and equipment owned by USPE's on lease to U.S. domiciled lessees accounted for 95% of the revenues generated by owned equipment and equipment owned by USPE's while net income accounted for $84,619 of the $105,040 in net income for the entire Partnership. Since all the railcars owned by the Partnership were sold, the relationship of revenue to net income for this geographic region will be based on only trailers in the future. The trailers leased to U.S. domiciled lessees are expected to be continuously profitable in the near future, as the revenue from the trailers exceeds the operating costs, and the depreciation recorded by the partnership declines in future periods.

Australian operations consisted of an interest in an aircraft which was sold during 1996.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnerships' plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnerships' actual results could differ materially from those discussed here.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnerships are listed on the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.






                      (This space left intentionally blank)

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc. and PLM
                                                           Securities Corp.; Vice President, PLM Financial
                                                           Services, Inc.

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd..

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
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

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Director and President of PLM Financial Services, Inc. in June, 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

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

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

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

     Stephen M. Bess was appointed President of PLM Securities Corp. in June, 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plans in effect as of December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         At December 31, 1996, no investor is known by the General Partner to beneficially own more than 5% of the Units of TEP IXA, TEP IXB, TEP IXC, or TEP IXD.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of TEP IXA, TEP IXB, TEP IXC or TEP IXD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) Transactions with Management and Others.

         During 1996, management fees paid or accrued to IMI were: $61,560, $43,650, $43,160 and $23,822 for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively. During 1996, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates as follows: $87,395, $56,302, $96,914 and $39,802 for TEP IXA, TEP IXB,
         TEP IXC and TEP IXD, respectively.

              During 1996, the unconsolidated special purpose entities (USPE's) paid or accrued (based on the Partnership's proportional share of ownership) management fees to IMI of : $572 for TEP IXC; administrative services paid to FSI were: $113 and $1,468 for TEP IXB and TEP IXC, respectively.

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


Date:  March 14, 1997              PLM TRANSPORTATION EQUIPMENT PARTNERS IXA
                                   1986 INCOME FUND
                                   PARTNERSHIP

                                   By:      PLM Financial Services, Inc.
                                                 General Partner



                                   By:      /s/ Douglas P. Goodrich
                                            ---------------------------
                                            Douglas P. Goodrich
                                            President & Director



                                   By:      /s/ David J. Davis
                                            ---------------------------
                                            David J. Davis
                                            Vice President and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                   Capacity                        Date


*_____________________________
J. Alec Merriam                       Director-FSI               March 14, 1997


*_____________________________
Robert L. Pagel                       Director-FSI               March 14, 1997



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


Date:  March 14, 1997                  PLM TRANSPORTATION EQUIPMENT PARTNERS IXB
                                       1986 INCOME FUND
                                       PARTNERSHIP

                                       By:      PLM Financial Services, Inc.
                                                General Partner



                                       By:      /s/ Douglas P. Goodrich
                                                ---------------------------
                                                Douglas P. Goodrich
                                                President & Director



                                       By:      /s/ David J. Davis
                                                ---------------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                    Capacity                       Date


*_____________________________
J. Alec Merriam                       Director-FSI               March 14, 1997


*_____________________________
Robert L. Pagel                       Director-FSI               March 14, 1997



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


Date:  March 14, 1997                 PLM TRANSPORTATION EQUIPMENT PARTNERS IXC
                                      1986 INCOME FUND
                                      PARTNERSHIP

                                      By:      PLM Financial Services, Inc.
                                               General Partner



                                      By:      /s/ Douglas P. Goodrich
                                               -----------------------------
                                               Douglas P. Goodrich
                                               President & Director



                                      By:      /s/ David J. Davis
                                               -----------------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                    Capacity                      Date


*_____________________________
J. Alec Merriam                        Director-FSI              March 14, 1997


*_____________________________
Robert L. Pagel                        Director-FSI              March 14, 1997



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


Date:  March 14, 1997                PLM TRANSPORTATION EQUIPMENT PARTNERS IXD
                                     1986 INCOME FUND
                                     PARTNERSHIP

                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      /s/ Douglas P. Goodrich
                                              ----------------------------
                                              Douglas P. Goodrich
                                              President & Director



                                     By:      /s/ David J. Davis
                                              ----------------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                   Capacity                      Date


*_____________________________
J. Alec Merriam                       Director-FSI               March 14, 1997


*_____________________________
Robert L. Pagel                       Director-FSI               March 14, 1997



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


/s/ Stephen Peary
-----------------------
Stephen Peary
Attorney-in-Fact

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXA                                                       Page

Report of Independent Auditors                                  34

Balance sheets at December 31, 1996 and 1995                    35

Statements of operations for the years
     ended December 31, 1996, 1995, and 1994                    36

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                    37

Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                    38

Notes to financial statements                                39-43

TEP IXB

Report of Independent Auditors                                  44

Balance sheets at December 31, 1996 and 1995                    45

Statements of income for the years
     ended December 31, 1996, 1995, and 1994                    46

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                    47

Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                    48

Notes to financial statements                                49-53

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXC                                                       Page

Report a of Independent Auditors                                54

Balance sheets at December 31, 1996 and 1995                    55

Statements of income for the years
     ended December 31, 1996, 1995, and 1994                    56

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                    57

Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                    58

Notes to financial statements                                59-64

TEP IXD

Report of Independent Auditors                                  65

Balance sheets at December 31, 1996 and 1995                    66

Statements of operations for the years
     ended December 31, 1996, 1995, and 1994                    67

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                    68

Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                    69

Notes to financial statements                                 70-72

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXA 1986 Income Fund as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
----------------------------


SAN FRANCISCO, CALIFORNIA
March 14, 1997

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                              1996                 1995
                                                                        --------------------------------------

   Equipment held for operating leases, at cost                          $   3,486,094        $   4,242,401
   Less accumulated depreciation                                            (3,140,358 )         (3,567,969 )
                                                                         -------------------------------------
     Net equipment                                                             345,736              674,432

   Cash and cash equivalents                                                   211,878              251,709
   Accounts receivable, net of allowance for doubtful accounts of
     $57,870 in 1996 and $57,022 in 1995                                        97,754              107,933
   Net investment in sales-type lease                                               --            1,003,564
   Due from affiliates                                                              --                2,941
   Prepaid insurance                                                             2,438                3,544
                                                                         -------------------------------------

   Total assets                                                          $     657,806        $   2,044,123
                                                                         =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Due to affiliates                                                   $       5,059        $          --
     Accounts payable                                                            9,350               23,272
     Lessee deposits and reserves                                                   --               20,028
                                                                         -------------------------------------
       Total liabilities                                                        14,409               43,300

   Partners' capital (deficit):

     Limited Partners (24,285 units)                                           743,918            2,087,769
     General Partner                                                          (100,521 )            (86,946 )
                                                                         -------------------------------------
       Total partners' capital                                                 643,397            2,000,823
                                                                         -------------------------------------

   Total liabilities and partners' capital                               $     657,806        $   2,044,123
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                    1996               1995             1994
                                                               ---------------------------------------------------
   Revenues:
     Lease revenue                                              $    414,957      $     547,246     $     682,844
     Interest and other income                                        22,545             41,201             9,228
     Gain on disposition of equipment                                340,836            555,733            59,957
                                                                ----------------------------------------------------
       Total revenue                                                 778,338          1,144,180           752,029

   Expenses:
     Depreciation                                                    196,247            310,524           435,425
     Management fees to affiliate                                     61,560             60,713            60,966
     Repairs and maintenance                                          59,036            162,279           122,538
     Insurance expense                                                 5,839              9,802             9,518
     General and administrative expenses
       to affiliates                                                  87,395            122,635           108,298
     Other general and administrative expenses                        46,437             69,507            45,177
     Provision for (recovery of) bad debts                             1,389            (64,903 )         102,916
                                                                ----------------------------------------------------
       Total expenses                                                457,903            670,557           884,838
                                                                ----------------------------------------------------

       Net income (loss)                                        $    320,435      $     473,623     $    (132,809 )
                                                                ====================================================

   Partners' share of net income (loss):

     Limited Partners - 99%                                     $    317,231      $     468,887     $    (131,481 )
     General Partner -   1%                                            3,204              4,736            (1,328 )
                                                                -------------------=================================
       Total                                                    $    320,435      $     473,623     $    (132,809 )
                                                                ====================================================

   Net income (loss) per weighted average Limited
    Partnership Unit (24,285 units)                             $      13.06      $       19.31     $       (5.41 )
                                                                ====================================================

   Cash distributions                                           $    277,861      $     297,869     $     361,566
                                                                ====================================================

   Cash distributions per weighted average Limited
     Partnership Unit                                           $      11.33      $       12.14     $       14.74
                                                                ====================================================

   Special cash distributions                                   $  1,400,000      $          --     $     138,000
                                                                ====================================================

   Special cash distributions per weighted average
     Limited Partnership Unit                                   $      57.07      $          --     $        5.63
                                                                ====================================================

   Total cash distributions per weighted average
     Limited Partnership Unit                                   $      68.40      $       12.14     $       20.37
                                                                ====================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1993                           $   2,539,823        $   (82,379 )     $    2,457,444

   Net loss                                              (131,481 )           (1,328 )           (132,809 )

   Quarterly cash distributions                          (357,950 )           (3,616 )           (361,566 )

   Special distributions                                 (136,620 )           (1,380 )           (138,000 )
                                                    -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               1,913,772            (88,703 )          1,825,069

   Net income                                             468,887              4,736              473,623

   Cash distributions                                    (294,890 )           (2,979 )           (297,869 )
                                                    -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                               2,087,769            (86,946 )          2,000,823

   Net income                                             317,231              3,204              320,435

   Quarterly cash distributions                          (275,082 )           (2,779 )           (277,861 )

   Special distributions                               (1,386,000 )          (14,000 )         (1,400,000 )
                                                    -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                           $     743,918        $  (100,521 )     $      643,397
                                                    =======================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                     1996              1995             1994
                                                               ---------------------------------------------------
   Operating activities:
   Net income (loss)                                            $     320,435      $   473,623      $  (132,809 )
     Adjustments to reconcile net
         income (loss) to net cash
           provided by operating activities:
       Gain on disposition of
           equipment                                                 (340,836 )       (555,733 )        (59,957 )
       Depreciation                                                   196,247          310,524          435,425
       Changes in operating assets
           and liabilities:
         Accounts receivable, net                                      10,179          (73,313 )         57,790
         Due from affiliates                                            2,941           (2,941 )          3,270
         Prepaid insurance                                              1,106               79            2,684
         Due to affiliates                                              5,059           (2,732 )          2,673
         Accounts payable                                             (13,922 )        (30,840 )        (78,411 )
         Lessee deposits and reserves                                 (20,028 )         (3,546 )         (5,239 )
                                                                --------------------------------------------------
   Net cash provided by operating
         activities                                                   161,181          115,121          225,426

   Investing activities:
     Proceeds from disposition of
       equipment                                                      473,285           50,179          263,417
     Payments received on sales-type lease                          1,003,564           86,436               --
     Payments for purchase of capital
       improvements                                                        --             (876 )        (25,793 )
                                                                --------------------------------------------------
   Net cash provided by investing
     activities                                                     1,476,849          135,739          237,624

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                   (1,661,082 )       (294,890 )       (494,570 )
     Cash distributions paid to General Partner                       (16,779 )         (2,979 )         (4,996 )
                                                                --------------------------------------------------
   Cash used in financing activities                               (1,677,861 )       (297,869 )       (499,566 )
                                                                --------------------------------------------------

   Cash and cash equivalents:

   Net decrease in cash  and cash
     equivalents                                                      (39,831 )        (47,009 )        (36,516 )

   Cash and cash equivalents at
     beginning of year                                                251,709          298,718          335,234
                                                                --------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $     211,878      $   251,709      $   298,718
                                                                ==================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with FASB 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1996 and 1995.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distribution per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (24,285 for 1996, 1995, and 1994).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $1,343,851, $0, and $494,570, in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $5,059 were payable to IMI as of December 31, 1996 and 1995.

              The  Partnership   reimbursed  FSI  and  its  affiliates  $87,395,
         $122,635, and $108,298 for administrative and other services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively.

              As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues are earned by billing the rental facilities' customers monthly or quarterly under short-term rental agreements and are distributed as collected to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expense of rental facility operations are billed to the Partnership.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       General Partner and Transactions with Affiliates (continued)

              At December 31, 1996, $5,059 was due to FSI and its affiliates ($2,941 was due from FSI and its affiliates at December 31, 1995).

3.       Equipment

         The components of equipment at December 31, 1996 and 1995 are as follows:

  Equipment held for operating leases:              1996                1995
                                              ------------------------------------

   Rail equipment                              $          --       $     409,301
   Marine containers                               1,128,798           1,420,872
   Trailers                                        2,357,296           2,412,228
                                               ------------------------------------
                                                   3,486,094           4,242,401
   Less accumulated depreciation                  (3,140,358 )        (3,567,969 )
                                               ------------------------------------
   Net equipment                               $     345,736       $     674,432
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

              With  the  exception  of one  sidelift  with a  carrying  value of
         $28,433, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1996. All equipment was either operating in rental facilities or on lease as of December 31, 1995. During 1996, the Partnership sold or disposed of two trailers, 10 railcars, and 18 marine containers. During 1995, the Partnership sold or disposed of one trailer and 10 marine containers. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs to sell. Gross lease payments of $234,000 were received over a one-year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. The total net book value for the disposed or sold equipment was $534,446 with a total sales price of $1,090,000.

              All leases are being accounted for as operating leases with utilization-based rentals. Contingent rentals based upon utilization amounted to $112,994 in 1996, $118,625 in 1995, and $130,722 in 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

         The lessees accounting for 10% or more of the total revenues during 1996, 1995 and 1994 was Transamerica Leasing (27% in 1996, 22% in 1995,
         and 19% in 1994).

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

              The Partnership leases its aircraft, railcars and trailers to lessees domiciled in two geographic regions: Australia and United States. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995, and 1994:

        Revenues:                               Region                1996            1995            1994
                                                                  ----------------------------------------------

                                                 Various           $  112,994      $  118,625      $    130,722
                                                 United States        301,963         428,621           552,122
                                                                   ----------------------------------------------
        Total revenues                                             $  414,957      $  547,246      $    682,844
                                                                   ==============================================


              The following table sets forth identifiable net income (loss) information by region:

          Net income (loss):                      Region                 1996             1995             1994
                                                                    -------------------------------------------------

                                                   Various           $    99,860      $    46,547       $   45,147
                                                   United States         329,511          120,276         (127,495 )
                                                   Australia                  --          378,782               --
                                                                     ------------------------------------------------
           Total identifiable net income (loss)                          429,371          545,605          (82,348 )
           Administrative and other net loss                            (108,936 )        (71,982 )        (50,461 )
                                                                     ================================================
           Total net income (loss)                                   $   320,435      $   473,623       $ (132,809 )
                                                                     ================================================


         The net book value of these assets at December 31, 1996, 1995, and 1994 are as follows:

                                                  Region                1996             1995            1994
                                                                    ------------------------------------------------

                                                   Various          $   88,552        $   190,132   $     288,847
                                                   United States       257,184            484,300       1,229,679
                                                                    ------------------------------------------------
          Total equipment                                           $  345,736        $   674,432   $   1,518,526
                                                                    ================================================


           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1996, there were temporary differences of approximately $1.3 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

5.       Investment in Sales-type Lease

         On January 31, 1996, the lessee under the sales-type lease of the Metro III commuter aircraft exercised its option to buy the aircraft for approximately $1.0 million.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXB 1986 Income Fund as of December 31, 1996 and 1995 and the results of its income and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




/S/ KPMG PEAT MARWICK
----------------------------

SAN FRANCISCO, CALIFORNIA
March 14, 1997

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                              1996                 1995
                                                                        --------------------------------------

   Equipment held for operating leases, at cost                          $   1,961,397        $   2,908,067
   Less accumulated depreciation                                            (1,769,486 )         (2,408,060 )
                                                                         -------------------------------------
     Net equipment                                                             191,911              500,007

   Cash and cash equivalents                                                   478,922              351,363
   Investment in unconsolidated special purpose entity                              --              222,128
   Accounts receivable, net of allowance for doubtful accounts of
     $22,285 in 1996 and $29,460 in 1995                                        28,720               82,668
   Prepaid insurance                                                             1,879                2,447
                                                                         -------------------------------------

   Total assets                                                          $     701,432        $   1,158,613
                                                                         =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Due to affiliates                                                   $       3,637        $       3,637
     Accounts payable                                                            9,637               72,569
     Lessee deposits                                                                --               16,248
                                                                         -------------------------------------
       Total liabilities                                                        13,274               92,454

   Partners' capital (deficit):

     Limited Partners (17,460 units)                                           758,143            1,132,364
     General Partner                                                           (69,985 )            (66,205 )
                                                                         -------------------------------------
       Total partners' capital                                                 688,158            1,066,159
                                                                         -------------------------------------

   ,                                                                     $     701,432        $   1,158,613
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1996             1995            1994
                                                               ------------------------------------------------
  Revenues:
   Lease revenue                                                $   249,718      $  535,422       $  813,960
     Interest and other income                                       17,667          22,516           16,696
     Gain on disposition of equipment                               272,183         113,206          132,025
                                                                -----------------------------------------------
       Total revenues                                               539,568         671,144          962,681

   Expenses:
     Depreciation                                                   136,780         260,055          362,064
     Management fees to affiliate                                    43,650          43,650           55,545
     Repairs and maintenance                                         46,352         130,834          120,082
     Insurance expense                                                3,512           6,677            7,458
     General and administrative expenses
       to affiliates                                                 56,302          96,118           87,839
     Other general and administrative expenses                       30,517          42,425           34,267
     Bad debt expense                                                     6           8,379           15,954
                                                                -----------------------------------------------
       Total expenses                                               317,119         588,138          683,209

   Equity in net income of unconsolidated
     special purpose entity                                         250,928              --               --
                                                                -----------------------------------------------

       Net income                                               $   473,377      $   83,006       $  279,472
                                                                ===============================================

   Partners' share of net income:

     Limited Partners - 99%                                     $   468,643      $   82,176       $  276,677
     General Partner -   1%                                           4,734             830            2,795
                                                                -----------------==============================
       Total                                                    $   473,377      $   83,006       $  279,472
                                                                ===============================================

   Net income per weighted average Limited Partnership
     Unit (17,460 units)                                        $     26.84      $     4.71       $    15.85
                                                                ===============================================

   Cash distributions                                           $   401,378      $  474,176       $  676,827
                                                                ===============================================

   Cash distributions per weighted average Limited
     Partnership Unit                                           $     22.76      $    26.89       $    38.38
                                                                ===============================================

   Special cash distributions                                   $   450,000      $  200,000       $  185,000
                                                                ===============================================

   Special cash distribution per weighted average
     Limited Partnership Unit                                   $     25.52      $    11.34       $    10.49
                                                                ===============================================

   Total cash distributions per weighted average
     Limited Partnership Unit                                   $     48.28      $    38.23       $    48.87
                                                                ===============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                                   Limited            General
                                                                   Partners           Partner             Total
                                                               ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1993                                       $  2,294,154         $ (54,470 )      $  2,239,684

   Net income                                                        276,677             2,795             279,472

   Quarterly cash distributions                                     (670,059 )          (6,768 )          (676,827 )

   Special distributions                                            (183,150 )          (1,850 )          (185,000 )
                                                                -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                                          1,717,622           (60,293 )         1,657,329

   Net income                                                         82,176               830              83,006

   Quarterly cash distributions                                     (469,434 )          (4,742 )          (474,176 )

   Special distributions                                            (198,000 )          (2,000 )          (200,000 )
                                                                -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                          1,132,364           (66,205 )         1,066,159

   Net income                                                        468,643             4,734             473,377

   Quarterly cash distributions                                     (397,364 )          (4,014 )          (401,378 )

   Special distributions                                            (445,500 )          (4,500 )          (450,000 )
                                                                -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                                       $    758,143         $ (69,985 )      $    688,158
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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1996             1995              1994
                                                               -------------------------------------------------
  Operating activities:
   Net income                                                   $   473,377      $    83,006      $   279,472
     Adjustments to reconcile net
         income to net cash provided
           by operating activities:
       Gain from disposition of
           equipment                                               (272,183 )       (113,206 )       (132,025 )
       Depreciation                                                 136,780          260,055          362,064
       Equity in net income from unconsolidated
           special purpose entity                                  (250,928 )             --               --
       Changes in operating assets
           and liabilities:
         Accounts receivable, net                                    53,948          (16,217 )         10,324
         Prepaid insurance                                              568              513            2,339
         Due to affiliates                                               --           (2,426 )         (1,931 )
         Accounts payable                                           (62,932 )         61,158              482
         Lessee deposits                                            (16,248 )           (136 )           (605 )
                                                                -----------------
                                                                                 -------------------------------
   Net cash provided by operating
         activities                                                  62,382          272,747          520,120
                                                                ------------------------------------------------

   Investing activities:
     Proceeds from disposition of equipment                         443,499          265,627          378,108
     Liquidation distributions from unconsolidated
       special purpose entity                                       442,500               --               --
     Distributions from unconsolidated special
       purpose entity                                                30,556               --               --
     Payments for purchase of capital improvements                       --           (4,895 )             --
                                                                ------------------------------------------------

   Net cash provided by investing activities                        916,555          260,732          378,108
                                                                ------------------------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                   (842,864 )       (667,434 )       (853,209 )
     Cash distributions paid to General Partner                      (8,514 )         (6,742 )         (8,618 )
                                                                ------------------------------------------------
   Cash used in financing activities                               (851,378 )       (674,176 )       (861,827 )
                                                                ------------------------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and
     cash equivalents                                               127,559         (140,697 )         36,401

   Cash and cash equivalents at
     beginning of year                                              351,363          492,060          455,659
                                                                ------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $   478,922      $   351,363      $   492,060
                                                                ================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investors programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1996 and 1995.

         Investment in Unconsolidated Special Purpose Entity

         The Partnership had an interest in a special purpose entity which owned transportation equipment. This interest was accounted for using the equity method.

              The Partnership's investment in the unconsolidated special purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of the unconsolidated special purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC. The equipment owned by this entity was sold in the third quarter of 1996.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (17,460 for 1996, 1995, and 1994).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $374,221, $585,258, and $576,532 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Partnership management fees of $3,637 were payable to IMI as of December 31, 1996 and 1995.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


2.       General Partner and Transactions with Affiliates (continued)

              The Partnership reimbursed FSI and its affiliates $56,302, $96,118, and $87,839 for administrative and other services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's administrative and other services was $113 during 1996.

              As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues are earned by billing the rental facilities' customers monthly or quarterly under short-term rental agreements and are distributed as collected to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

         At December 31, 1996 and 1995, $3,637 was due to FSI and affiliates.

3.       Equipment

         The components of owned equipment at December 31, 1996 and 1995 are as follows:

  Equipment held for operating leases:              1996                1995
                                              ------------------------------------

   Rail equipment                              $          --       $     499,800
   Marine containers                                 325,115             413,633
   Trailers and tractors                           1,636,282           1,994,634
                                               ------------------------------------
                                                   1,961,397           2,908,067
   Less accumulated depreciation                  (1,769,486 )        (2,408,060 )
                                               ------------------------------------
   Net equipment                               $     191,911       $     500,007
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

              With  the  exception  of one  sidelift  with a  carrying  value of
         $46,438, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1996. With the exception of one trailer and one sidelift with a carrying value of $79,024, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995.

              During 1996, the Partnership sold or disposed of nine trailers, four marine containers, and 14 railcars with an aggregate net book value of $171,316 for proceeds of $443,499. During 1995, the Partnership sold or disposed of 22 trailers, 4 marine containers with an aggregate book value of $152,421 for proceeds of $265,627.

              The leases are being accounted for as operating leases with utilization-based rentals. Contingent rentals based upon utilization amounted to $26,960 in 1996, $34,915 in 1995, and $39,555 in 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

              The lessees accounting for 10% or more of the total revenues during 1996, 1995 and 1994 were Skywest Airlines, Inc. (36% in 1995 and 24% in 1994), Van Wyk, Inc. (10% in 1994), M&H Food Cos. (13% in 1994),
         and Transamerica Leasing (11% in 1996).

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally A limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

              The  Partnership  leases its  aircraft,  railcars  and trailers to lessees domiciled in the United States. The marine containers are leased to lessees in different regions who operate the marine containers worldwide.

4.       Investment in Unconsolidated Special Purpose Entity (continued)

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

              The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                         Net
                                     Total USPE      Interest of
                                                     Partnership
                                     ------------------------------

    Net Investments                $          --   $           --
    Revenues                                  --               --
    Net Income                           501,852          250,928

              In 1996,  the entity in which the  Partnership  had a 50% interest
         sold  a  commuter  aircraft.   The  Partnership   received  liquidating
         distributions from the sale during the third quarter of 1996.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

5.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1996, there were temporary differences of approximately $898,636 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXC 1986 Income Fund as of December 31, 1996 and 1995 and the results of its income and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
-----------------------------------

SAN FRANCISCO, CALIFORNIA
March 14, 1997

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS


                                                                              1996                 1995
                                                                        --------------------------------------

   Equipment held for operating leases, at cost                          $   3,088,393        $   4,007,465
   Less accumulated depreciation                                            (2,767,149 )         (3,354,708 )
                                                                         -------------------------------------
     Net equipment                                                             321,244              652,757

   Cash and cash equivalents                                                   264,450              248,504
   Investment in unconsolidated special purpose entity                              --              133,363
   Accounts receivable, net of allowance for doubtful accounts of
     $2,249 in 1996 and $9,684 in 1995                                          66,079              104,717
   Prepaid expenses and other assets                                             2,663               22,438
                                                                         -------------------------------------

   Total assets                                                          $     654,436        $   1,161,779
                                                                         =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Due to affiliates                                                   $       3,523        $       3,523
     Accounts payable                                                           14,382               12,939
                                                                         -------------------------------------
       Total liabilities                                                        17,905               16,462

   Partners' capital (deficit):

     Limited Partners (16,914 units)                                           704,628            1,208,326
     General Partner                                                           (68,097 )            (63,009 )
                                                                         -------------------------------------
       Total partners' capital                                                 636,531            1,145,317
                                                                         -------------------------------------

   Total liabilities and partners' capital                               $     654,436        $   1,161,779
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1996            1995            1994
                                                               -----------------------------------------------
  Revenues:
   Lease revenue                                                $   362,703      $  667,893      $  958,179
     Interest and other income                                       14,560          18,666           9,370
     Gain on disposition of equipment                               114,942         229,599           2,561
                                                                ----------------------------------------------
       Total revenues                                               492,205         916,158         970,110

   Expenses:
     Depreciation                                                   200,808         278,415         323,556
     Management fees to affiliate                                    43,160          45,353          55,926
     Repairs and maintenance                                        110,949         149,046         178,720
     Insurance expense                                                5,414           7,137           8,420
     General and administrative expenses
       to affiliates                                                 96,914         163,169         183,308
     Other general and administrative expenses                       48,856          28,343          33,644
     (Recovery of ) provision for bad debts                          (7,689 )       (14,846 )        31,655
                                                                ----------------------------------------------
       Total expenses                                               498,412         656,617         815,229

   Equity in net income of unconsolidated
     special purpose entity                                         111,247              --              --
                                                                ----------------------------------------------
       Net income                                               $   105,040      $  259,541      $  154,881
                                                                ==============================================

   Partners' share of net income:

     Limited Partners - 99%                                     $   103,990      $  256,946      $  153,332
     General Partner -   1%                                           1,050           2,595           1,549
                                                                -----------------=============================
       Total                                                    $   105,040      $  259,541      $  154,881
                                                                ==============================================

   Net income per weighted average Limited Partnership
     Unit (16,914 units)                                        $      6.15      $    15.19      $     9.07
                                                                ==============================================

   Cash distributions                                           $   313,826      $  406,966      $  388,585
                                                                ==============================================

   Cash distributions per weighted average Limited
     Partnership Unit                                           $     18.37      $    23.82      $    22.74
                                                                ==============================================

   Special distributions                                        $   300,000      $  500,000      $       --
                                                                ==============================================

   Special distributions per weighted average Limited
     Partnership Unit                                           $     17.56      $    29.27      $       --
                                                                ==============================================

   Total distributions per weighted average Limited
     Partnership Unit                                           $     35.93      $    53.09      $    22.74
                                                                ==============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                       Limited            General
                                                      Partners            Partner             Total
                                                   ------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1993                           $  2,080,643        $  (54,197 )      $  2,026,446

   Net income                                            153,332             1,549             154,881

   Cash distributions                                   (384,699 )          (3,886 )          (388,585 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                              1,849,276           (56,534 )         1,792,742

   Net income                                            256,946             2,595             259,541

   Quarterly cash distributions                         (402,896 )          (4,070 )          (406,966 )

   Special distributions                                (495,000 )          (5,000 )          (500,000 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                              1,208,326           (63,009 )         1,145,317

   Net income                                            103,990             1,050             105,040

   Quarterly cash distributions                         (310,688 )          (3,138 )          (313,826 )

   Special distributions                                (297,000 )          (3,000 )          (300,000 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                           $    704,628        $  (68,097 )      $    636,531
                                                    =====================================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1996             1995              1994
                                                               -------------------------------------------------
  Operating activities:
   Net income                                                   $   105,040      $   259,541      $   154,881
     Adjustments to reconcile net
         income to net cash provided
           by operating activities:
       Gain from disposition of
           equipment                                               (114,942 )       (229,599 )         (2,561 )
       Depreciation                                                 200,808          278,415          323,556
       Equity in net income from unconsolidated
         special purpose entity                                    (111,247 )             --               --
       Changes in operating assets
           and liabilities:
         Accounts receivable, net                                    38,638           (3,549 )         26,472
         Prepaid expenses and other
           assets                                                    19,775            6,145            2,465
         Due from affiliates                                             --           20,035          (13,519 )
         Due to affiliates                                               --            3,523               --
         Accounts payable                                             1,443            5,207          (14,091 )
         Lessee deposits and reserves                               (27,601 )        (21,457 )         44,005
                                                                ------------------------------------------------
   Net cash provided by operating
         activities                                                 111,914          318,261          521,208
                                                                ------------------------------------------------

   Investing activities:
     Proceeds from disposition of
       equipment                                                    245,647          527,216           46,001
     Liquidation distributions from unconsolidated
       special purpose entity                                       269,500               --               --
     Distributions from unconsolidated special
       special purpose entity                                         2,711               --               --
     Payments for purchase of capital
       improvements                                                      --           (2,237 )         (3,925 )
                                                                ------------------------------------------------
   Net cash provided by investing
     activities                                                     517,858          524,979           42,076

   Cash flows in financing activities:
     Cash distributions paid to Limited Partners                   (607,688 )       (897,896 )       (384,699 )
     Cash distributions paid to General Partner                      (6,138 )         (9,070 )         (3,886 )
                                                                ------------------------------------------------
   Cash used in financing activities                               (613,826 )       (906,966 )       (388,585 )

   Cash and cash equivalents:

   Net increase (decrease) in cash
     and cash equivalents                                            15,946          (63,726 )        174,699

   Cash and cash equivalents at
     beginning of year                                              248,504          312,230          137,531
                                                                ------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $   264,450      $   248,504      $   312,230
                                                                ================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1996 and 1995.

Investment in Unconsolidated Special Purpose Entity

         The Partnership had an interest in a special purpose entity which owned transportation equipment. This interest was accounted for using the equity method.

              The Partnership's investment in unconsolidated special purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC. The equipment owned by this entity was sold in the second quarter of 1996.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (16,914 for 1996, 1995, and 1994).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $503,698, $640,950, and $231,367 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation. Lessee security deposits held by the Partnership are considered restricted cash.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Partnership management fees of $3,523 were payable to IMI as of December 31, 1996 and 1995.

              The Partnership reimbursed FSI and its affiliates $96,914, $163,169, and $183,308 for administrative and other services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's administrative and other services was $1,468 during 1996.

              As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues are earned by billing the rental facilities' customers monthly or quarterly under short-term rental agreements and are distributed as collected to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of the rental facility operations are billed to the Partnership.

              At December 31, 1996, $3,523 was due to FSI and its affiliates ($3,523 was due from FSI and its affiliates at December 31, 1995).

3.       Equipment

         The components of owned equipment at December 31, 1996 and 1995 are as follows:

  Equipment held for operating leases:              1996                1995
                                              ------------------------------------

   Rail equipment                              $          --       $     178,501
   Marine containers                                 114,623             137,548
   Trailers and tractors                           2,973,770           3,691,416
                                               ------------------------------------
                                                   3,088,393           4,007,465
   Less accumulated depreciation                  (2,767,149 )        (3,354,708 )
                                               ------------------------------------
   Net equipment                               $     321,244       $     652,757
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

              All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1996 and 1995. During 1996, the Partnership sold or disposed of 24 trailers, five railcars, and one marine containers with aggregate net book value of $130,705 for proceeds of $245,647. During 1995, the Partnership sold or disposed of four trailers, one marine container, and five twin stack railcars with aggregate net book value of $297,617 for proceeds of $527,216

              All leases are being accounted for as operating leases with utilization-based rentals. Contingent rentals based upon utilization amounted to $5,579 in 1996, $11,507 in 1995, and $9,763 in 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.       Equipment (continued)

              There were no lessees who accounted for 10% or more of total revenues during 1996, 1995, and 1994.

              The  Partnership  owns  certain  equipment  which  is  leased  and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

             The Partnership leases its aircraft, railcars and trailers to lessees domiciled in two geographic region: Australia and United
         States. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's owned and partially owned equipment grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995, and 1994:

                        Investments in unconsolidated
                           special purpose entity        Owned Equipment
                                                                                  Total Equipment

   Revenues:                     1996                      1996             1995             1994
                          -----------------------------------------------------------------------------

   Region:
    Various               $             --            $        5,579     $   11,507       $    9,763
    United States                       --                   357,124        587,986          872,328
    Australia                       11,400                        --         68,400           76,088
                          -----------------------------------------------------------------------------
    Total revenues        $         11,400            $      362,703     $  667,893       $  958,179
                          =============================================================================

              The  following  table  sets  forth   identifiable   income  (loss)
information by region:

                        Investments in unconsolidated
                           special purpose entity        Owned Equipment
                                                                                  Total Equipment

     Net income (loss):                 1996                      1996          1995             1994
                                ---------------------------------------------------------------------------

     Region:
      Various                    $               --          $         578  $     2,628      $     1,916
      United States                              --                 84,619      293,972          223,260
      Australia                             111,247                     --       11,683           18,995
                                 --------------------------------------------------------------------------
      Total identifiable net
        income                              111,247                 85,197      308,283          244,171
      Administrative and
       other net loss                            --                (91,404)     (48,742 )        (89,290 )
                                 --------------------------------------------------------------------------
      Total net income           $          111,247          $      (6,207) $   259,541      $   154,881
                                 ==========================================================================

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


3.       Equipment (continued)

              The net book value of these assets at December 31, 1996, 1995, and 1994 are as follows:

                                                            Investments in
                                                            unconsolidated
                                                            special purpose                    Owned equipment
                                                                entity

                                        Region             1996         1995          1996          1995          1994
                                                       ----------------------------------------------------------------------

                                         Various        $       --  $       --    $    12,262    $   22,393   $     35,083
                                         United States          --          --        308,982       630,364        866,713
                                         Australia              --     133,363             --            --        199,635
                                                        ---------------------------------------------------------------------
              Total equipment held
              for operating leases                                     133,363        321,244       652,757      1,101,431

              Equipment held for sale    United States                      --             --            --        273,785
                                                        ---------------------------------------------------------------------
              Total equipment                           $       --  $  133,363    $   321,244    $  652,757   $  1,375,216
                                                        =====================================================================

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

              The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                         Net
                                     Total USPE      Interest of
                                                     Partnership
                                     ------------------------------

    Net Investments                $          --   $           --
    Revenues                              38,000           11,400
    Net Income                           370,827          111,247

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       Investment in Unconsolidated Special Purpose Entity (continued)

              In 1996,  the entity in which the  Partnership  had a 30% interest
         sold  a  commuter  aircraft.   The  Partnership   received  liquidating
         distributions from the sale during the second quarter of 1996.

5.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1996, there were temporary differences of approximately $687,256 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXD 1986 Income Fund as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
------------------------------------

SAN FRANCISCO, CALIFORNIA
March 14, 1997

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,



                                     ASSETS

                                                                              1996                 1995
                                                                        --------------------------------------

   Equipment held for operating leases, at cost                          $   1,463,355        $   1,716,659
   Less accumulated depreciation                                            (1,280,566 )         (1,405,716 )
                                                                         -------------------------------------
     Net equipment                                                             182,789              310,943

   Cash and cash equivalents                                                    77,140              191,840
   Accounts receivable, net of allowance for doubtful accounts
     of $29,601 in 1996 and $33,793 in 1995                                     15,839               48,723
   Due from affiliates                                                              --                7,639
   Prepaid insurance and other assets                                            2,293               16,549
                                                                         -------------------------------------

   Total assets                                                          $     278,061        $     575,694
                                                                         =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Due to affiliates                                                   $       1,985        $          --
     Accounts payable                                                            9,477                8,338
                                                                         -------------------------------------
       Total liabilities                                                        11,462                8,338

   Partners' capital (deficit):

     Limited Partners (9,529 units)                                            305,760              603,509
     General Partner                                                           (39,161 )            (36,153 )
                                                                         -------------------------------------
       Total partners' capital                                                 266,599              567,356
                                                                         -------------------------------------

   Total liabilities and partners' capital                               $     278,061        $     575,694
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                   1996             1995            1994
                                                               -----------------------------------------------
  Revenues:
   Lease revenue                                                $  151,115      $  267,141       $  545,035
     Interest and other income                                       6,506          23,986           21,274
     Gain on disposition of equipment                               44,879          83,235           17,133
                                                                ----------------------------------------------
       Total revenues                                              202,500         374,362          583,442

   Expenses:
     Depreciation                                                   90,577         110,170          172,127
     Management fees to affiliate                                   23,822          24,250           37,749
     Repairs and maintenance                                        29,462          51,729           53,741
     Insurance expense                                               1,535           3,176            3,708
     General and administrative expenses
       to affiliates                                                39,802          68,871           83,259
     Other general and administrative expenses                      38,999          41,238           19,762
     (Recovery of ) provision for bad debts                         (5,026 )        28,877           19,406
                                                                ----------------------------------------------
       Total expenses                                              219,171         328,311          389,752
                                                                ----------------------------------------------

       Net income (loss)                                        $  (16,671 )    $   46,051       $  193,690
                                                                ==============================================

   Partners' share of net income:

     Limited Partners - 99%                                     $  (16,504 )    $   45,590       $  191,753
     General Partner -   1%                                           (167 )           461            1,937
                                                                ----------------==============================
       Total                                                    $  (16,671 )    $   46,051       $  193,690
                                                                ==============================================

   Net income (loss) per weighted average Limited
    Partnership Unit (9,529 units)                              $    (1.73 )    $     4.78       $    20.12
                                                                ==============================================

   Cash distributions                                           $  134,086      $  263,727       $  398,654
                                                                ==============================================

   Cash distributions per weighted average Limited
     Partnership Unit                                           $    13.93      $    27.40       $    41.42
                                                                ==============================================

   Special distributions                                        $  150,000      $  600,000       $       --
                                                                ==============================================

   Special distributions per weighted average Limited
     Partnership Unit                                           $    15.58      $    62.34       $       --
                                                                ==============================================

   Total distributions per weighted average Limited
     Partnership Unit                                           $    29.51      $    89.74       $    41.42
                                                                ==============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   ------------------------------------------------------

  Partners' capital (deficit)
   at December 31, 1993                             $  1,615,924        $  (25,928 )      $  1,589,996

   Net income                                            191,753             1,937             193,690

   Cash distributions                                   (394,668 )          (3,986 )          (398,654 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                              1,413,009           (27,977 )         1,385,032

   Net income                                             45,590               461              46,051

   Quarterly cash distributions                         (261,090 )          (2,637 )          (263,727 )

   Special distributions                                (594,000 )          (6,000 )          (600,000 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                603,509           (36,153 )           567,356

   Net loss                                              (16,504 )            (167 )           (16,671 )

   Quarterly cash distributions                         (132,745 )          (1,341 )          (134,086 )

   Special distributions                                (148,500 )          (1,500 )          (150,000 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                           $    305,760        $  (39,161 )      $    266,599
                                                    =====================================================




















                                  See    accompanying    notes   to    financial
statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1996             1995              1994
                                                               -------------------------------------------------
  Operating activities:
   Net (loss) income                                            $   (16,671 )    $    46,051      $   193,690
     Adjustments to reconcile net
         income to net cash provided
           by operating activities:
       Gain on disposition of equipment                             (44,879 )        (83,235 )        (17,133 )
       Depreciation                                                  90,577          110,170          172,127
       Changes in operating assets
           and liabilities:
         Accounts receivable, net                                    32,884           67,365          (17,359 )
         Due from affiliates                                          7,639           (5,895 )          3,663
         Prepaid insurance and other
           assets                                                    14,256           21,119           18,595
         Due to affiliates                                            1,985               --               --
         Accounts payable                                             1,139            3,278           (5,528 )
                                                                ------------------------------------------------
   Net cash provided by operating
         activities                                                  86,930          158,853          348,055

   Investing activities:
     Proceeds from disposition of
       equipment                                                     82,456          371,932           47,315
                                                                ------------------------------------------------
   Net cash provided by investing
     activities                                                      82,456          371,932           47,315

   Cash flows in financing activities:
     Cash distributions paid to Limited Partners                   (281,245 )       (855,090 )       (394,667 )
     Cash distributions paid to General Partner                      (2,841 )         (8,637 )         (3,987 )
                                                                ------------------------------------------------
   Cash used in financing activities                               (284,086 )       (863,727 )       (398.654 )

   Cash and cash equivalents:

   Net decrease in cash and
     cash equivalents                                              (114,700 )       (332,942 )         (3,284 )

   Cash and cash equivalents at
     beginning of year                                              191,840          524,782          528,066
                                                                ------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $    77,140      $   191,840      $   524,782
                                                                ================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee payable monthly from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs, manages pools of transportation equipment under agreements with these programs, and is a General Partner of other Limited Partnerships.

              The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1996 and 1995.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (9,529 for 1996, 1995 and 1994).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $281,245, $809,500, and $202,915, in 1996, 1995 and 1994, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation.

              An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $1,985 were payable to IMI as of December 31, 1996 and 1995.

              The  Partnership  reimbursed  FSI and its  affiliates  $39,802 for
         administrative   and  other   services   performed  on  behalf  of  the
         Partnership in 1996 ($68,871 in 1995 and $83,259 in 1994).

              As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues are earned by billing the rental facilities' customers monthly or quarterly under short-term rental agreements and are distributed as collected to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


2.       General Partner and Transactions with Affiliates

              At December 31, 1996, $1,985 was due to FSI and its affiliates ($7,639 at December 31, 1995).

3.       Equipment

         The components of equipment at December 31, 1996 and 1995 are as follows:

  Equipment held for operating leases:              1996                1995
                                              ------------------------------------

   Marine containers                           $     255,421       $     330,886
   Trailers                                        1,207,934           1,385,773
                                               ------------------------------------
                                                   1,463,355           1,716,659
   Less accumulated depreciation                  (1,280,566 )        (1,405,716 )
                                               ------------------------------------
   Net equipment                               $     182,789       $     310,943
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

            All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1996 and 1995. During 1996, the Partnership sold or disposed of 39 marine containers and nine trailers with aggregate net book value of $37,577 for proceeds of $82,456. During 1995, the Partnership sold or disposed of 45 marine containers and 30 trailers with a net book value of $288,697 for the proceeds of $371,932.

            The leases are being accounted for as operating leases with utilization-based rentals. Contingent rentals based upon utilization amounted to $50,335 in 1996, $78,612 in 1995; and $88,524 in 1994.

            The lessees accounting for 10% or more of the total revenues during 1996, 1995, and 1994 were Transamerica Leasing (33% in 1996, 16% in 1995, and 16% in 1994).

            The Partnership leases its trailers to lessees domiciled in the United States. The marine containers are leased to lessees in different regions who operate the marine containers worldwide

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

            As of December 31, 1996, there were temporary differences of approximately $418,850 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods.

                    PLM TRANSPORTATION EQUIPMENT PARTNERS IX

                                1986 INCOME FUND

                                INDEX OF EXHIBITS



   Exhibit                                                             Page

    4.       Limited Partnership Agreement of Registrant.                 *

   10.       Management Agreement between each Registrant and             *
             PLM Investment Management, Inc.

   25.       Powers of Attorney                                       74-76




--------
* Incorporated by reference.  See page 27 of this report.