Form 10-Q
period 1997-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
filed 1997-08-08
CIK 778794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended June 30, 1997.

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
                             (A Limited Partnership)
                                 BALANCE SHEETS




                                                                                June 30,           December 31,
                                                                                 1997                  1996
                                                                             -------------------------------------
   Assets:

   Equipment held for operating lease, at cost                               $  2,660,165         $   3,486,094
     Less accumulated depreciation                                             (2,468,129 )          (3,140,358 )
                                                                             -------------------------------------
       Net equipment                                                              192,036               345,736

   Cash and cash equivalents                                                      230,644               211,878
   Accounts receivable, net of allowance for doubtful
         accounts of $73,863 in 1997 and $57,870 in 1996                           83,346                97,754
   Prepaid insurance                                                                  975                 2,438
                                                                             -------------------------------------

    Total assets                                                             $    507,001         $     657,806
                                                                             =====================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and other liabilities                                    $      8,940         $       9,350
   Due to affiliate                                                                 5,059                 5,059
                                                                             -------------------------------------
       Total liabilities                                                           13,999                14,409
                                                                             -------------------------------------

   Partners' capital (deficit):
   Limited partners (24,285 units)                                                595,027               743,918
   General Partner                                                               (102,025 )            (100,521 )
                                                                             -------------------------------------
       Total partners' capital                                                    493,002               643,397
                                                                             -------------------------------------

   Total liabilities and partners' capital                                   $    507,001         $     657,806
                                                                             =====================================





















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                                       For the Three Months                 For the Six Months
                                                          Ended June 30,                      Ended June 30,
                                                        1997            1996             1997              1996
                                                    -----------------------------------------------------------------
   Revenues:

   Lease revenue                                    $   56,530      $  109,072       $   130,947      $    220,209
   Interest and other income                             2,850           1,880             5,337            12,845
   Net gain on disposition of equipment                 30,958          42,312            89,132            44,981
                                                    -----------------------------------------------------------------
       Total revenues                                   90,338         153,264           225,416           278,035
                                                    -----------------------------------------------------------------

   Expenses:

   Depreciation                                         37,337          52,148            79,141           105,382
   Repairs and maintenance                               9,741          13,905            16,142            25,899
   Management fees to affiliate                         15,178          15,178            30,356            31,204
   General and administrative
         expenses to affiliates                         13,741          21,838            31,658            45,495
   Other general and administrative expenses            16,557          22,034            30,146            42,965
                                                    -----------------------------------------------------------------
       Total expenses                                   92,554         125,103           187,443           250,945
                                                    -----------------------------------------------------------------

   Net (loss) income                                $   (2,216 )    $   28,161       $    37,973      $     27,090
                                                    =================================================================

   Partners' share of net (loss) income:

   Limited partners - 99%                           $   (2,194 )    $   27,879       $    37,593      $     26,819
   General Partner - 1%                                    (22 )           282               380               271
                                                    -----------------------------------------------------------------

   Total                                            $   (2,216 )    $   28,161       $    37,973      $     27,090
                                                    =================================================================

   Net (loss) income per weighted-average
         limited partnership unit - 24,285 units    $    (0.09 )    $     1.15       $      1.55      $       1.10
                                                    =================================================================

   Cash distributions                               $       --      $   68,216       $    65,714      $    142,681
                                                    =================================================================

   Cash distributions per weighted-average
         limited partnership unit                   $       --      $     2.78       $      2.68      $       5.82
                                                    =================================================================

   Special cash distributions                       $  122,654      $  100,000       $   122,654      $  1,100,000
                                                    =================================================================

   Special cash distributions per weighted-
         average limited partnership unit           $     5.00      $     4.08       $      5.00      $      44.84
                                                    =================================================================

   Total cash distribution per weighted-
         average limited partnership unit           $     5.00      $     6.86       $      7.68      $      50.66
                                                    =================================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997



                                                               Limited             General
                                                              Partners             Partner               Total
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $   2,087,769        $    (86,946 )      $   2,000,823

   Net income                                                    317,231               3,204              320,435

   Cash distributions                                           (275,082 )            (2,779 )           (277,861 )

   Special distributions                                      (1,386,000 )           (14,000 )         (1,400,000 )
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996              743,918            (100,521 )            643,397

   Net income                                                     37,593                 380               37,973

   Cash distributions                                            (65,057 )              (657 )            (65,714 )

   Special distributions                                        (121,427 )            (1,227 )           (122,654 )
                                                           ---------------------------------------------------------

   Partners' capital (deficit) at June 30, 1997            $     595,027        $   (102,025 )      $     493,002
                                                           =========================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 1997                1996
                                                                             ---------------------------------
   Operating activities:

   Net income                                                                $    37,973           $   27,090
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Net gain on disposition of equipment                                        (89,132 )            (44,981 )
     Depreciation                                                                 79,141              105,382
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                   14,408               18,890
       Prepaid insurance                                                           1,463                2,635
       Accounts payable and other liabilities                                       (410 )            (17,795 )
       Due to affiliate                                                               --                8,000
       Lessee deposits and reserves                                                   --              (17,174 )
                                                                             ----------------------------------
           Net cash provided by operating activities                              43,443               82,047
                                                                             ----------------------------------

   Investing activities:

   Payments received on sales-type lease                                              --            1,003,564
   Proceeds from disposition of equipment                                        163,691               64,997
                                                                             ----------------------------------
           Net cash provided by investing activities                             163,691            1,068,561
                                                                             ----------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (186,484 )         (1,230,254 )
   Cash distributions paid to General Partner                                     (1,884 )            (12,427 )
                                                                             ----------------------------------
           Net cash used in financing activities                                (188,368 )         (1,242,681 )
                                                                             ----------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                           18,766              (92,073 )

   Cash and cash equivalents at beginning of period                              211,878              251,709
                                                                             ----------------------------------

   Cash and cash equivalents at end of period                                $   230,644           $  159,636
                                                                             ==================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXA 1986 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of equipment are as follows:

                                                  June 30,         December 31,
                                                    1997               1996
                                               -----------------------------------

   Trailers                                    $   1,555,454      $   2,357,296
   Marine containers                               1,104,711          1,128,798
                                               -----------------------------------
                                                   2,660,165          3,486,094
   Less accumulated depreciation                  (2,468,129 )       (3,140,358 )
                                               -----------------------------------

   Net equipment                               $     192,036      $     345,736
                                               ===================================


With the exception of one trailer, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1997 and December 31, 1996. The net carrying value of this trailer was $15,154 and $28,433, respectively, as of June 30, 1997 and December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate book value of $74,559 for proceeds of $163,691. During the six months ended June 30, 1996, the Partnership sold or disposed of marine containers and a trailer with an aggregate book value of $20,016 for proceeds of $64,997.

3.   Liquidation and Special Distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

3.   Liquidation and Special Distributions (continued)

distributed on a quarterly basis to the partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the six months ended June 30, 1997 and 1996, the General Partner paid special distributions of $5.00 and $44.84, respectively, per limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS





                                                                            June 30,            December 31,
                                                                              1997                  1996
                                                                         --------------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $   1,167,636         $   1,961,397
     Less accumulated depreciation                                          (1,081,588 )          (1,769,486 )
                                                                         --------------------------------------
       Net equipment                                                            86,048               191,911

   Cash and cash equivalents                                                   196,125               478,922
   Accounts receivable, net of allowance for doubtful
         accounts of $26,455 in 1997 and $22,285 in 1996                        13,591                28,720
   Prepaid insurance                                                               721                 1,879
                                                                         --------------------------------------

   Total assets                                                          $     296,485         $     701,432
                                                                         ======================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and other liabilities                                $       7,160         $       9,637
   Due to affiliate                                                              3,637                 3,637
                                                                         --------------------------------------
       Total liabilities                                                        10,797                13,274
                                                                         --------------------------------------

   Partners' capital (deficit):
   Limited partners (17,460 units)                                             359,698               758,143
   General Partner                                                             (74,010 )             (69,985 )
                                                                         --------------------------------------
       Total partners' capital                                                 285,688               688,158
                                                                         --------------------------------------

   Total liabilities and partners' capital                               $     296,485         $     701,432
                                                                         ======================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           1997             1996              1997            1996
                                                        ---------------------------------------------------------------
   Revenues:

   Lease revenue                                        $    8,683      $   70,109        $   28,925      $  147,601
   Interest and other income                                 2,108           3,643             6,217           7,738
   Net gain on disposition of equipment                     53,998          17,915            85,352          29,766
                                                        ---------------------------------------------------------------
       Total revenues                                       64,789          91,667           120,494         185,105
                                                        ---------------------------------------------------------------

   Expenses:

   Depreciation                                             20,003          35,757            46,044          74,126
   Repairs and maintenance                                   2,883          14,198             5,656          23,416
   Management fees to affiliate                             10,913          10,912            21,825          21,825
   General and administrative
         expenses to affiliates                              5,286          15,930            16,493          35,318
   Other general and administrative expenses                 8,858          11,892            18,748          22,401
                                                        ---------------------------------------------------------------
       Total expenses                                       47,943          88,689           108,766         177,086
                                                        ---------------------------------------------------------------

   Equity in net loss of unconsolidated special-
     purpose entity                                             --         (18,239 )              --         (39,106 )
                                                        ---------------------------------------------------------------

   Net income (loss)                                    $   16,846      $  (15,261 )      $   11,728      $  (31,087 )
                                                        ===============================================================

   Partners' share of net income (loss)

   Limited partners - 99%                                   16,678      $  (15,108 )      $   11,611      $  (30,776 )
   General Partner - 1%                                        168            (153 )             117            (311 )
                                                        ---------------------------------------------------------------

   Total                                                $   16,846      $  (15,261 )      $   11,728      $  (31,087 )
                                                        ===============================================================

   Net income (loss) per weighted-average
         limited partnership unit - 17,460 units        $     0.96      $    (0.87 )      $     0.67      $    (1.76 )
                                                        ===============================================================

   Cash distributions                                   $       --      $  101,751        $   48,063      $  203,502
                                                        ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                       $       --      $     5.77        $     2.73      $    11.54
                                                        ===============================================================

   Special cash distributions                           $   66,135      $       --        $  366,135      $       --
                                                        ===============================================================

   Special cash distributions per weighted-
         average limited partnership unit               $     3.75      $       --        $    20.76      $       --
                                                        ===============================================================

   Total cash distributions per weighted-
         average limited partnership unit               $     3.75      $     5.77        $    23.49      $    11.54
                                                        ===============================================================





                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997



                                                              Limited            General
                                                             Partners            Partner             Total
                                                          ------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $  1,132,364        $  (66,205 )      $  1,066,159

   Net income                                                   468,643             4,734             473,377

   Cash distributions                                          (397,364 )          (4,014 )          (401,378 )

   Special distributions                                       (445,500 )          (4,500 )          (450,000 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             758,143           (69,985 )           688,158

   Net income                                                    11,611               117              11,728

   Cash distributions                                           (47,582 )            (481 )           (48,063 )

   Special distributions                                       (362,474 )          (3,661 )          (366,135 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at June 30, 1997            $    359,698        $  (74,010 )      $    285,688
                                                           =====================================================






























                 See accompanying notes to financial statements

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                 1997               1996
                                                                             ---------------------------------
   Operating activities:

   Net income (loss)                                                         $    11,728        $   (31,087 )
   Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                        (85,352 )          (29,766 )
     Depreciation                                                                 46,044             74,126
     Equity in net loss from unconsolidated special-
           purpose entity                                                             --             39,106
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                   15,129             34,300
       Prepaid insurance                                                           1,158              1,798
       Accounts payable and other liabilities                                     (2,477 )          (64,615 )
       Lessee deposits and reserve for repairs                                        --            (16,180 )
                                                                             ---------------------------------
           Net cash (used in) provided by operating activities                   (13,770 )            7,682
                                                                             ---------------------------------

   Investing activities:

   Distributions from unconsolidated special-purpose entity                           --             67,607
   Proceeds from disposition of equipment                                        145,171             73,594
                                                                             ---------------------------------
           Net cash provided by investing activities                             145,171            141,201
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (410,056 )         (201,467 )
   Cash distributions paid to General Partner                                     (4,142 )           (2,035 )
                                                                             ---------------------------------
           Net cash used in financing activities                                (414,198 )         (203,502 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                    (282,797 )          (54,619 )

   Cash and cash equivalents at beginning of period                              478,922            351,363
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                $   196,125        $   296,744
                                                                             =================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXB 1986 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of owned equipment are as follows:


                                                  June 30,         December 31,
                                                    1997               1996
                                               -----------------------------------

   Trailers                                    $     842,521      $   1,636,282
   Marine containers                                 325,115            325,115
                                               -----------------------------------
                                                   1,167,636          1,961,397
   Less accumulated depreciation                  (1,081,588 )       (1,769,486 )
                                               -----------------------------------

   Net equipment                               $      86,048      $     191,911
                                               ===================================


With the exception of one trailer, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of June 30, 1997 and December 31, 1996. The carrying value of this trailer was $33,170 and $46,438, respectively, as of June 30, 1997 and December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of trailers with a net book value of $59,819 for proceeds of $145,171. During the six months ended June 30, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $43,828 for proceeds of $73,594.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

3.   Liquidation and Special Distributions (continued)

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

During the six months ended June 30, 1997, the General Partner paid special distributions of $20.76 per limited partnership unit which were the result of proceeds from equipment liquidations. No special distributions were paid for the six months ended June 30, 1996. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS





                                                                                June 30,            December 31,
                                                                                  1997                  1996
                                                                             -------------------------------------
   Assets:

   Equipment held for operating lease, at cost                               $   2,397,414         $   3,088,393
     Less accumulated depreciation                                              (2,211,233 )          (2,767,149 )
                                                                             -------------------------------------
       Net equipment                                                               186,181               321,244

   Cash and cash equivalents                                                       174,084               264,450
   Accounts receivable, net of allowance for doubtful
         accounts of $10,404 in 1997 and $2,249 in 1996                             34,687                66,079
   Prepaid insurance                                                                 1,085                 2,663
                                                                             -------------------------------------

   Total assets                                                              $      396,037        $      654,436
                                                                             =====================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and other liabilities                                    $       7,810         $     14,382
   Due to affiliate                                                                  3,523                3,523
                                                                             -------------------------------------
       Total liabilities                                                            11,333               17,905
                                                                             -------------------------------------

   Partners' capital (deficit):
   Limited partners (16,914 units)                                                 455,319              704,628
   General Partner                                                                 (70,615 )            (68,097 )
                                                                             -------------------------------------
       Total partners' capital                                                     384,704              636,531
                                                                             -------------------------------------

   Total liabilities and partners' capital                                   $     396,037         $    654,436
                                                                             =====================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                        For the Three Months               For the Six Months
                                                           Ended June 30,                    Ended June 30,
                                                        1997            1996              1997            1996
                                                    ---------------------------------------------------------------

   Revenues:

   Lease revenue                                    $   51,565      $   81,683        $  125,014      $  188,321
   Interest and other income                             2,135           4,758             4,764           7,673
   Net gain on disposition of equipment                 34,121          16,513            83,985          18,201
                                                    ---------------------------------------------------------------
       Total revenues                                   87,821         102,954           213,763         214,195
                                                    ---------------------------------------------------------------

   Expenses:

   Depreciation                                         35,569          51,803            75,198         105,789
   Repairs and maintenance                               9,504          23,478            32,267          57,356
   Management fees to affiliate                         10,568          10,590            21,136          22,024
   General and administrative
         expenses to affiliates                         15,431          26,046            42,962          57,988
   Other general and administrative expenses            17,633          34,712            30,261          40,332
                                                    ---------------------------------------------------------------
       Total expenses                                   88,705         146,629           201,824         283,489
                                                    ---------------------------------------------------------------

   Equity in net income of unconsolidated
         special-purpose entity                             --         124,093                --         111,543
                                                    ---------------------------------------------------------------

   Net (loss) income                                $     (884 )    $   80,418        $   11,939      $   42,249
                                                    ===============================================================

   Partners' share of net (loss) income:

   Limited partners - 99%                           $     (875 )    $   79,614        $   11,820      $   41,827
   General Partner - 1%                                     (9 )           804               119             422
                                                    ---------------------------------------------------------------

   Total                                            $     (884 )    $   80,418        $   11,939      $   42,249
                                                    ===============================================================

   Net (loss) income per weighted-average
         limited partnership unit (16,914 units)    $    (0.05 )    $     4.71        $     0.70      $     2.47
                                                    ===============================================================

   Cash distributions                               $       --      $   98,774        $   57,017      $  197,547
                                                    ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                   $       --      $     5.78        $     3.34      $    11.56
                                                    ===============================================================

   Special distributions                            $  106,749      $       --        $  206,749      $       --
                                                    ===============================================================

   Special distributions per weighted-average
         limited partnership unit                   $     6.25      $       --        $    12.10      $       --
                                                    ===============================================================

   Total distributions per weighted-average
         limited partnership unit                   $     6.25      $     5.78        $    15.44      $    11.56
                                                    ===============================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997


                                                              Limited            General
                                                              Partners           Partner             Total
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $  1,208,326        $  (63,009 )      $  1,145,317

   Net income                                                   103,990             1,050             105,040

   Cash distributions                                          (310,688 )          (3,138 )          (313,826 )

   Special distributions                                       (297,000 )          (3,000 )          (300,000 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             704,628           (68,097 )           636,531

   Net income                                                    11,820               119              11,939

   Cash distributions                                           (56,447 )            (570 )           (57,017 )

   Special distributions                                       (204,682 )          (2,067 )          (206,749 )
                                                           -----------------------------------------------------

   Partners' capital (deficit) at June 30, 1997            $    455,319        $  (70,615 )      $    384,704
                                                           =====================================================
































                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                    For the Six Months
                                                                                     Ended June 30,
                                                                                 1997               1996
                                                                             ---------------------------------
   Operating activities:

   Net income                                                                 $   11,939        $    42,249
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Net gain on disposition of equipment                                        (83,985 )          (18,201 )
     Depreciation                                                                 75,198            105,789
     Equity in net income from unconsolidated special-purpose entity                  --           (111,543 )
     Change in operating assets and liabilities:
       Accounts receivable, net                                                   31,392             46,317
       Prepaid insurance                                                           1,578             21,710
       Accounts payable and other liabilities                                     (6,572 )           (4,177 )
       Lessee deposits and reserves for repairs                                       --                 --
                                                                             ---------------------------------
           Net cash provided by operating activities                              29,550             82,144
                                                                             ---------------------------------

   Investing activities:

   Distributions from unconsolidated special-purpose entity                           --            244,906
   Proceeds from disposition of equipment                                        143,850             53,308
                                                                             ---------------------------------
           Net cash provided by investing activities                             143,850            298,214
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                  (261,129 )         (195,572 )
   Cash distributions paid to General Partner                                     (2,637 )           (1,975 )
                                                                             ---------------------------------
           Net cash used in financing activities                                (263,766 )         (197,547 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net (decrease) increase in cash and cash equivalents                          (90,366 )          182,811

   Cash and cash equivalents at beginning of period                              264,450            248,504
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  174,084        $   431,315
                                                                             =================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXC 1986 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of owned equipment are as follows:


                                                  June 30,         December 31,
                                                    1997               1996
                                               -----------------------------------

   Trailers                                    $  2,282,791       $   2,973,770
   Marine containers                                114,623             114,623
                                               -----------------------------------
                                                  2,397,414           3,088,393
   Less accumulated depreciation                 (2,211,233 )        (2,767,149 )
                                               -----------------------------------
   Net equipment                               $    186,181       $     321,244
                                               ===================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1997 and December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of trailers with a net book value of $59,865 for proceeds of $143,850. During the six months ended June 30, 1996, the Partnership sold or disposed of trailers and a marine container with a net book value of $35,107 for proceeds of $53,308.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

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

During the six months ended June 30, 1997, the General Partner paid special distributions of $12.10 per limited partnership unit which were the result of proceeds from equipment liquidations. No special distributions were paid for the six months ended June 30, 1996. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                            June 30,            December 31,
                                                                              1997                  1996
                                                                         --------------------------------------
  Assets:

  Equipment held for operating lease, at cost                            $   1,273,278         $   1,463,355
    Less accumulated depreciation                                           (1,150,964 )          (1,280,566 )
                                                                         --------------------------------------
      Net equipment                                                            122,314               182,789

  Cash and cash equivalents                                                     83,624                77,140
  Accounts receivable, net of allowance for doubtful
        accounts of $27,921 in 1997 and $29,601 in 1996                          6,206                15,839
  Prepaid insurance                                                              1,605                 2,293
                                                                         --------------------------------------

  Total assets                                                           $     213,749         $     278,061
                                                                         ======================================

  Liabilities and partners' capital:

  Liabilities:
  Accounts payable and other liabilities                                 $       6,574         $       9,477
  Due to affiliate                                                               1,985                 1,985
                                                                         -------------------------------------
      Total liabilities                                                          8,559                11,462
                                                                         -------------------------------------

  Partners' capital (deficit):
  Limited partners (9,529 units)                                               244,964               305,760
  General Partner                                                              (39,774 )             (39,161 )
                                                                         -------------------------------------
      Total partners' capital                                                  205,190               266,599
                                                                         -------------------------------------

  Total liabilities and partners' capital                                $     213,749         $     278,061
                                                                         =====================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                    Ended June 30,
                                                           1997             1996              1997            1996
                                                        ---------------------------------------------------------------

   Revenues:

   Lease revenue                                         $  19,787      $   34,205        $   39,006      $   89,447
   Interest and other income                                   973           1,576             1,810           4,142
   Net gain on disposition of equipment                     15,535          11,087            40,578          10,090
                                                        ---------------------------------------------------------------
       Total revenues                                       36,295          46,868            81,394         103,679
                                                        ---------------------------------------------------------------

   Expenses:

   Depreciation                                             17,940          22,976            37,429          46,539
   Repairs and maintenance                                   1,684           5,952             4,400          17,177
   Management fees to affiliate                              5,956           5,955            11,911          11,911
   General and administrative
         expenses to affiliates                              3,522          10,150            10,426          25,567
   Other general and administrative expenses                 6,636          17,184            13,644          26,436
   (Recovery of) provision for bad debt                     (1,747 )         1,603            (1,680 )        (1,725 )
                                                        ---------------------------------------------------------------
       Total expenses                                       33,991          63,820            76,130         125,905
                                                        ---------------------------------------------------------------

   Net income (loss)                                     $   2,304      $  (16,952 )      $    5,264      $  (22,226 )
                                                        ===============================================================

   Partners' share of net income (loss):

   Limited partners - 99%                                $   2,281      $  (16,782 )      $    5,211      $  (22,004 )
   General Partner - 1%                                         23            (170 )              53            (222 )
                                                        -------------------------------------------------------------

   Total                                                 $   2,304      $  (16,952 )      $    5,264      $  (22,226 )
                                                        ===============================================================

   Net income (loss) per weighted-average
         limited partnership unit (9,529 units)          $    0.24      $    (1.76 )      $     0.55      $    (2.31 )
                                                        ===============================================================

   Cash distributions                                    $      --      $   48,245        $   18,549      $   96,491
                                                        ===============================================================

   Cash distributions per weighted-average
         limited partnership unit                        $      --      $     5.01        $     1.93      $    10.02
                                                        ===============================================================

   Special distributions                                 $  48,124      $  100,000        $   48,124      $  100,000
                                                        ===============================================================

   Special distributions per weighted-average
         limited partnership unit                        $    5.00      $    10.39        $     5.00      $    10.39
                                                        ===============================================================

   Total distributions per weighted-average
         limited partnership unit                        $    5.00      $    15.40        $     6.93      $    20.41
                                                        ===============================================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to June 30, 1997



                                                              Limited             General
                                                             Partners             Partner             Total
                                                          --------------------------------------------------------



   Partners' capital (deficit) at December 31, 1995        $    603,509        $  (36,153 )       $    567,356

   Net loss                                                     (16,504 )            (167 )            (16,671 )

   Cash distributions                                          (132,745 )          (1,341 )           (134,086 )

   Special distributions                                       (148,500 )          (1,500 )           (150,000 )
                                                           -------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             305,760           (39,161 )            266,599

   Net income                                                     5,211                53                5,264

   Cash distributions                                           (18,364 )            (185 )            (18,549 )

   Special distributions                                        (47,643 )            (481 )            (48,124 )
                                                           -------------------------------------------------------

   Partners' capital (deficit)  at June 30, 1997           $    244,964        $  (39,774 )       $    205,190
                                                           =======================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS



                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                1997               1996
                                                                            ---------------------------------
   Operating activities:

   Net income (loss)                                                         $     5,264        $   (22,226 )
   Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
     Net gain on disposition of equipment                                        (40,578 )          (10,090 )
     Depreciation                                                                 37,429             46,539
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                    9,633              4,808
       Prepaid insurance                                                             688             15,126
       Accounts payable and other liabilities                                     (2,903 )           (4,986 )
       Due to affiliate                                                               --              9,624
                                                                             ---------------------------------
           Net cash provided by operating activities                               9,533             38,795
                                                                             ---------------------------------

   Investing activities:

   Proceeds from disposition of equipment                                         63,624             22,359
                                                                             ---------------------------------
           Net cash provided by investing activities                              63,624             22,359
                                                                             ---------------------------------

   Financing activities:

   Cash distributions paid to limited partners                                   (66,007 )         (194,526 )
   Cash distributions paid to General Partner                                       (666 )           (1,965 )
                                                                             ---------------------------------
           Net cash used in financing activities                                 (66,673 )         (196,491 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                            6,484           (135,337 )

   Cash and cash equivalents at beginning of period                               77,140            191,840
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                $    83,624        $    56,503
                                                                             =================================

















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners IXD 1986 Income Fund (the Partnership) as of June 30, 1997 and December 31, 1996, and the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Equipment

The components of equipment are as follows:


                                                  June 30,          December 31,
                                                    1997               1996
                                               ------------------------------------
   Trailers                                    $   1,060,428      $   1,207,934
   Marine containers                                 212,850            255,421
                                               ------------------------------------
                                                   1,273,278          1,463,355
   Less accumulated depreciation                  (1,150,964 )       (1,280,566 )
                                               ------------------------------------

   Net equipment                               $     122,314      $     182,789
                                               ====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1997 and as of December 31, 1996.

During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $23,046 for proceeds of $63,624. During the six months ended June 30, 1996, the Partnership sold or disposed of marine containers and trailer with an aggregate net book value of $12,269 for proceeds of $22,359.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

3.   Liquidation and Special Distributions (continued)

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

During the six months ended June 30, 1997 and 1996, the General Partner paid special distributions of $5.00 and $10.39, respectively, per limited partnership unit which were the result of proceeds from equipment liquidations. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to the partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

TEP IXA

(A)  Revenues

Total revenues of $90,338 for the quarter ended June 30, 1997, decreased from $153,264 for the same period in 1996, due primarily to lower lease revenues and lower gain on the disposition on equipment.

(1) Lease revenue decreased to $56,530 in the second quarter 1997, from $109,072 in the same period of 1996. The following table lists lease revenues earned by equipment type:

                                                For the Three Months Ended
                                                         June 30,
                                                  1997             1996
                                              -------------------------------

   Trailers                                    $   43,400       $   70,278
   Marine containers                               13,130           23,344
   Rail equipment                                      --           15,450
                                               ------------------------------

                                               $   56,530       $  109,072
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $26,878 due primarily to the sale of trailers during 1997 and 1996, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner.

     (b) Container revenue decreased $10,214 due to the sale of equipment and low utilization.

     (c) No railcar revenue was earned in the second quarter of 1997 due to the sale of all the Partnership's railcars during 1996.

(2) For the quarter ended June 30, 1997, the Partnership realized a gain of $30,958 on the sale or disposition of trailers and a marine container, compared to the same period in 1996, where the Partnership realized a gain of $42,312 on the disposition of marine containers and a trailer.

(B)  Expenses

Total expenses of $92,554 for the quarter ended June 30, 1997, decreased from $125,103 for the same period in 1996. The decrease in expenses in the second quarter of 1997 was attributable to decreases in depreciation expense, general and administrative expenses, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,741 in the second quarter of 1997, from $13,905 in the second quarter of 1996, due primarily to the sale of equipment during 1997 and 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and general and administrative expenses) decreased to $82,813 in the second quarter 1997, from $111,198 in the same period in 1996. This change resulted primarily from:

     (a) a decrease in depreciation expense of $14,811 reflecting asset sales or dispositions during 1997 and 1996.

     (b) a decrease in general and administrative expenses of $13,574 reflects the decreased administrative costs related to the short-term rental facilities due to the sale of equipment.

(C)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $2,216 in the second quarter 1997, as compared to a net income of $28,161 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1997, is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed a special distribution of $121,427 to the limited partners, or approximately $5.00 per weighted-average limited partnership unit.

TEP IXB

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the quarter ended June 30, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the Three Months
                                                                                 Ended June 30,
                                                                             1997               1996
                                                                         --------------------------------
   Marine containers                                                     $     3,340         $   5,857
   Trailers                                                                    2,172            29,549
   Railcar equipment                                                             (89 )          20,577


Marine containers: Marine container revenues and direct expenses were $3,399 and $59, respectively, for the quarter ended June 30, 1997, compared to $5,905 and $48, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Trailers: Trailer revenues and direct expenses were $5,284 and $3,112, respectively, for the quarter ended June 30, 1997, compared to $42,334 and $12,785, respectively, during the same period of 1996. The decrease in contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Railcar equipment: Railcar revenues and direct expenses were zero and $89, respectively, for the quarter ended June 30, 1997, compared to $21,870 and
$1,293, respectively, during the same period of 1996. The decrease in contribution was due to the sale of all the railcars owned by the Partnership in the fourth quarter of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $44,683 for the quarter ended June 30, 1997, decreased from $74,123 for the same period of 1996. The variance is explained as follows:

     (1) a $15,754 decrease in depreciation expense reflecting assets sales or dispositions during 1997 and 1996.

     (2) a $11,233 decrease in general and administrative expenses reflects the decreased administrative costs related to short-term rental facilities due to sale of equipment.

(C)  Net Gain on Disposition of Equipment

For the quarter ended June 30, 1997, the Partnership realized a gain of $53,998 on the disposal of trailers compared to the same period of 1996, where the Partnership realized a gain of $17,915 on the disposition of trailers.

(D)  Equity in Net Loss of Unconsolidated Special-Purpose Entity

Equity in net loss of unconsolidated special-purpose entity was $18,239 for the quarter ended June 30, 1996, and represented the net loss generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership generated net income of $16,846 for the quarter ended June 30, 1997, compared to a net loss of $15,261 for the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended June 30, 1997, is not necessarily indicative of future periods. For the quarter ended June 30, 1997, the Partnership distributed a special distribution of $65,474 to the limited partners, or approximately $3.75 per weighted-average limited partnership unit.

TEP IXC

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended June 30, 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   40,708          $   41,495
   Marine containers                                                            703               1,572
   Railcar equipment                                                            (24 )            14,705



Trailers: Trailer revenues and direct expenses were $50,840 and $10,132, respectively, for the quarter ended June 30, 1997, compared to $72,293 and $30,798, respectively, during the same period of 1996. The decrease of contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Marine containers: Marine container revenues and direct expenses were $725 and $22, respectively, for the quarter ended June 30, 1997, compared to $1,590 and $18, respectively, during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar revenues and direct expenses were zero and $24, respectively, for the quarter ended June 30, 1997, compared to $7,800 and a credit of $6,905, respectively during the same period of 1996. The decrease in contribution was due to the sale of all the railcars owned by the Partnership in the fourth quarter of 1996.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $78,527 for the quarter ended June 30, 1997, decreased from $122,718 for the same period of 1996. The variance is explained as follows:

     (1) a $27,908 decrease in general and administrative related to the short-term rental facilities due to the sale of equipment.

     (2) a $16,234 decrease in depreciation expense reflecting asset sales during 1997 and 1996.

(C)  Net Gain on Disposition of Equipment

For the quarter ended June 30, 1997, the Partnership realized a gain of $34,121 on the disposition of trailers, compared to the same period in 1996, when the Partnership realized a gain of $16,513 on the disposal of trailers.

(D)  Equity in Net Income of Unconsolidated Special-purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $124,093 for the quarter ended June 30, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. The investment was sold in the second quarter of 1996.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net loss of $884 for the quarter ended June 30, 1997, as compared to a net income of $80,418 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended June 30, 1997, is not necessarily indicative of future periods. For the quarter ended June 30, 1997, the Partnership distributed a special distribution of $105,682 to the limited partners, or approximately $6.25 per weighted-average limited partnership unit.

TEP IXD

(A) Revenues

Total revenues of $36,295 for the quarter ended June 30, 1997, decreased from $46,868 for the same period in 1996, due primarily to lower lease revenues and lower interest and other income in the second quarter of 1997 as compared to the same period in 1996, partially offset by a higher gain on the disposition of equipment for the second quarter of 1997.

(1) Lease revenues decreased to $19,787 in the second quarter of 1997, from $34,205 in the same period in 1996. The following table lists lease revenue earned by equipment type:

                                                   For the Three Months
                                                      Ended June 30,
                                                  1997             1996
                                              -------------------------------

   Marine containers                           $   10,156       $    9,534
   Trailers                                         9,631           24,671
                                               ------------------------------

                                               $   19,787       $   34,205
                                               ==============================

The decline was due to lower lease revenue from trailers as a result of the sale of trailers during the first two quarters of 1997 and during 1996, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner.

(2) For the quarter ended June 30, 1997, the Partnership realized a gain of $15,535 on the disposal of marine containers and a trailer, as compared to a gain of $11,087 on the disposal of marine containers and a trailer for the quarter ended June 30, 1996.

(B)  Expenses

Total expenses of $33,991 for the quarter ended June 30, 1997, decreased from $63,820 for the same period in 1996. The decrease in 1997 expenses was attributable primarily to decreases in general and administrative expenses, depreciation expenses, repairs and maintenance, and bad debt expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $1,684 in the second quarter of 1997, from $5,952 in the same period in 1996. The decrease resulted primarily from the disposition of equipment.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $32,307 in the second quarter of 1997, from $57,868 in the same period in 1996. The decrease resulted primarily from:

     (a) a decrease in general and administrative expense of $17,176 due to lower administrative costs related to short-term rental facilities due to sale of equipment.

     (b) a decrease in depreciation expense of $5,036, reflecting asset sales or dispositions during 1997 and 1996.

     (c) a decrease of $3,350 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Income (Loss)

As a result of the foregoing, the Partnership had a net income of $2,304 in the second quarter of 1997, as compared to a net loss of $16,952 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter 1997, is not necessarily indicative of future periods. In the second quarter 1997, the Partnership distributed a special distribution of $47,643 to the limited partners, or approximately $5.00 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

TEP IXA

(A)  Revenues

Total revenues of $225,416 for the six months ended June 30, 1997, decreased from $278,035 for the same period in 1996, due primarily to lower lease revenue and lower interest income, offset by higher gain on the disposition of equipment.

(1) Lease revenue decreased to $130,947 in the six months ended June 30, 1997, from $220,209 in the same period of 1996. The following table lists lease revenues earned by equipment type:

                                                    For the Six Months
                                                      Ended June 30,
                                                   1997             1996
                                               ------------------------------

   Trailers                                    $   99,497       $  136,096
   Rail equipment                                      --           30,900
   Marine containers                               31,450           53,213
                                               ------------------------------

                                               $  130,947       $  220,209
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $36,599 due to disposition of equipment and lower utilization of trailers in the short-term rental facilities in 1997, compared to 1996 levels.

     (b) Railcar revenue decreased $30,900 due to the sale of all the Partnership's railcars during 1996.

     (c) Marine container revenue decreased $21,763 due to lower utilization on certain containers in the first six months of 1997 when compared to the same period of 1996 and the disposal of equipment.

(2) For the six months ended June 30, 1997, the Partnership realized a gain of $89,132 on the sale or disposition of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain of $44,981 on the sale or disposition of a trailer and marine containers.

(B)  Expenses

Total expenses of $187,443 for the six months ended June 30, 1997, decreased from $250,945 for the same period in 1996. The decrease in 1997 expenses was attributable to decreases in depreciation expense, repairs and maintenance, and all general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $16,142 in 1997, from $25,899 in the same period in 1996. This decrease was due primarily to the disposition of trailers.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $171,301 in the six months ended June 30, 1997, from $225,046 in the same period in 1996.

This change resulted primarily from:

     (a) a decrease of $26,656 in general and administrative expenses from 1996 levels due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (b) a decrease in depreciation expense of $26,241 from 1996 levels reflecting assets sales or dispositions during 1997 and 1996.

(C)  Net Income

As a result of the foregoing, the Partnership's net income increased to $37,973 in the six months ended June 30, 1997, from $27,090 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997, is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $186,484 to the limited partners, or approximately $7.68 per weighted-average limited partnership unit which included a special distribution of $5.00 per weighted-average limited partnership unit.

TEP IXB

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased in the six months ended June 30, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                              For the Six Months
                                                                                Ended June 30,
                                                                            1997               1996
                                                                         ------------------------------
   Trailers                                                              $  12,356          $ 68,468
   Marine containers                                                         7,760            12,692
   Railcar equipment                                                         2,342            42,156


Trailers: Trailer revenues and direct expenses were $18,490 and $6,134, respectively, for the six months ended June 30, 1997, compared to $91,055 and $22,587, respectively during the same period of 1996. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Marine containers: Marine container revenues and direct expenses were $7,885 and $125, respectively, for the six months ended June 30, 1997, compared to $12,806 and $114, respectively during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar revenues and direct expenses were $2,550 and $208, respectively, for the six months ended June 30, 1997, compared to $43,740 and $1,584, respectively, during the same period of 1996. The decrease in net contribution was due to the sale of all the Partnership's railcars owned by the Partnership in the fourth quarter of 1996.

(B)  Indirect Expenses Related to Owned Equipment

Total indirect expenses decreased to $102,299 for the six months ended June 30, 1997, from $152,801 for the same period of 1996. The variance is explained as follows:

     (1) a decrease in depreciation expense of $28,082 from 1996 levels reflecting assets sales or dispositions during 1997 and 1996.

     (2) a decrease of $20,781 in general and administrative expenses from 1996 levels. This reflects the decreased administrative costs related to the short-term rental facilities due to the sale of equipment.

(C)  Net Gain on Disposition of Equipment

For the quarter ended June 30, 1997, the Partnership realized a gain of $85,352 on the disposal of trailers compared to the same period in 1996, where the Partnership realized a gain of $29,766 on the disposal of marine containers and trailers.

(D)  Equity in Net Loss of Unconsolidated Special-Purpose Entity

Equity in the net loss of the unconsolidated special-purpose entity was $39,106 for the six months ended June 30, 1996, and represented the net loss generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $11,728 in the six months ended June 30, 1997, as compared to a net loss of $31,087 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997, is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $410,056 to the limited partners, or approximately $23.49 per weighted-average limited partnership unit which included a special distribution of $20.76 per weighted-average limited partnership unit.

TEP IXC

(A)  Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   92,436          $  113,420
   Marine containers                                                          1,507               3,216
   Railcar equipment                                                         (2,614 )            13,305



Trailers: Trailer revenues and direct expenses were $126,011 and $33,575, respectively, for the six months ended June 30, 1997, compared to $169,463 and $56,043, respectively during the same period of 1996. The decrease of net contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers.

Marine containers: Marine container revenues and direct expenses were $1,553 and $46, respectively, for the six months ended June 30, 1997, compared to $3,258 and $42 respectively during the same period of 1996. The number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar revenues and direct expenses were a credit of $2,550 and $64, respectively, for the six months ended June 30, 1997, compared to $15,600 and $2,295, respectively during the same period of 1996. The decrease of net contribution was due to the sale of equipment. The credit in revenue for the six months ended June 30, 1997 was due to a credit given to a former lessee.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $168,139 for the six months ended June 30, 1997, decreased from $225,109 for the same period of 1996. The variance is explained as follows:

     (1) a decrease in general and administrative expenses of $25,490 due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (2) a decrease in depreciation expense of $30,591 from 1996 levels was due to asset sales during 1997 and 1996.

(C)  Net Gain on disposition of Equipment

For the six months ended June 30, 1997, the Partnership realized a gain of $83,985 on the sale of trailers, compared to the same period in 1996, where the Partnership realized a gain of $18,201 on the sale of trailers and a marine container.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $111,543 for the six months ended June 30, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the second quarter of 1996.

(E)  Net Income

As a result of the foregoing, the Partnership's net income decreased to $11,939 in the six months ended June 30, 1997, from $42,249 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997, is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $261,129 to the limited partners, or approximately $15.44 per weighted-average limited partnership unit which included a special distribution of $12.10 per weighted-average limited partnership unit.

TEP IXD

(A)  Revenues

Total revenues of $81,394 for the six months ended June 30, 1997 decreased from $103,679 for the same period in 1996 due primarily to lower lease revenues and lower interest and other income in 1997 compared to 1996, partially offset by a higher gain on sale of equipment.

(1) Lease revenues decreased to $39,006 in the six months ended June 30, 1997, from $89,447 in the same period in 1996. The following table lists lease revenue earned by equipment type:



                                                 For the Six months Ended
                                                         June 30,
                                                   1997             1996
                                               ------------------------------

   Trailers                                    $   21,214       $   60,544
   Marine containers                               17,792           28,903
                                               ------------------------------

                                               $   39,006       $   89,447
                                               ==============================

The decrease was due to the following:

     (a) Trailer revenue decreased $39,330 due primarily to lower utilization in short-term rental facilities operated by an affiliate of the General Partner and the disposition of equipment.

     (b) Marine container revenue decreased $11,111 primarily due to the disposal of equipment and lower utilization.

(2) Interest and other income decreased $2,332 due to a decrease in cash available for short-term investment.

(3) For the six months ended June 30, 1997, the Partnership realized a gain of $40,578 on the sale or disposal of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain $10,090 on the sale or disposal of a trailer and marine containers.

(B)  Expenses

Total expenses decreased to $76,130 for the six months ended June 30, 1997, from $125,905 for the same period in 1996. The decrease in 1997 expenses was attributable primarily to decreases in repairs and maintenance, depreciation, and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $4,400 in the six months ended June 30, 1997, from $17,177 in the same period in 1996. The decrease resulted primarily from the disposal of trailers.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $71,730 in the six months ended June 30, 1997, from $108,728 in the same period in 1996. This change resulted primarily from:

     (a) a decrease of $27,933 in general and administrative expenses from 1996 levels due to lower administrative costs related to the short-term rental facilities due to the sale of equipment.

     (b) a decrease in depreciation expense of $9,110 from 1996 levels, reflecting asset sales or dispositions during 1997 and 1996.

(C)  Net Income (Loss)

As a result of the foregoing, the Partnership had net income of $5,264 in the six months ended June 30, 1997, as compared to a net loss of $22,226 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997, is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $66,007 to the limited partners, or approximately $6.93 per weighted-average limited partnership unit which included a special distribution of $5.00 per weighted-average limited partnership unit.

(II) ASSET SALES

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As discussed in Note 3, the Partnerships entered the liquidation phase in 1996. During the six months ended June 30, 1997, marine containers and trailers owned by TEP IXA were disposed for a total of $163,691. Trailers owned by TEP IXB were disposed for a total of $145,171. Trailers owned by TEP IXC were disposed for $143,850. Marine containers and trailers owned by TEP IXD were disposed of for $63,624.

(III)    MARKET VALUES

As of June 30, 1997, the General Partner estimated the current fair market value of each Partnership's equipment portfolio to be approximately : $0.8 million, $0.3 million, $0.8 million and $0.6 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

(IV) OUTLOOK FOR THE FUTURE

Pursuant to the original operating plan, the Partnerships entered into their liquidation phase during 1996 and the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnerships and distributing all available cash to the Partners.

(V)  FORWARD LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.







                      (this space intentionally left blank)

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


                                        PLM TRANSPORTATION EQUIPMENT
                                        PARTNERS IXD 1986 INCOME FUND

                                        By:  PLM Financial Services, Inc.
                                             General Partner





Date:  August 8, 1997                   By:  /s/ Richard Brock
                                             ------------------
                                             Richard Brock
                                             Vice President and
                                             Corporate Controller