Form 10-K
period 1997-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
filed 1998-03-31
CIK 778794

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

The  Partnerships  were formed to engage in the  business of owning and managing
diversified   pools  of  transportation   equipment.   The  objectives  of  each
Partnership were to invest in equipment which would:

     (i) generate cash distributions to investors on a quarterly basis;

     (ii) maintain substantial residual value for continued operation and ultimate sale;

     (iii) provide certain federal income tax benefits, including investment tax credits, to the extent available, in 1986 and tax deductions in excess of Partnership income during early years which investors may use to offset taxable income from other sources.

     (iv) to endeavor to reduce certain of the risks of equipment ownership by acquiring a diversified portfolio of varying equipment types.

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

(B)   Management of Partnership Equipment

The Partnerships have entered into equipment management agreements with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform services necessary to manage transportation equipment on behalf of the Partnerships and to perform or contract for the performance of obligations of the lessor under the Partnerships' leases. In consideration for its services and pursuant to the Partnership Agreements, IMI is entitled to a monthly management fee. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement (see Financial Statements, Notes 1 and 2). The Partnerships' management agreements with IMI are to co-terminate with the dissolution of the Partnerships, unless the Partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.

                                     TEP IXA

The offering of limited partnership units (the "Units") of PLM Transportation Equipment Partners IXA 1986 Income Fund (TEP IXA) closed on May 23, 1986, having sold 24,285 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXA.

As of December 31, 1997, TEP IXA owned 38 trailers. During 1997, TEP IXA sold or disposed of trailers and marine containers. At December 31, 1997, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

                                     TEP IXB

The offering of Units of PLM Transportation Equipment Partners IXB 1986 Income Fund (TEP IXB) closed on September 29, 1986, having sold 17,460 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXB.

As of December 31, 1997, TEP IXB owned 6 trailers. During 1997, TEP IXB sold or disposed of trailers and marine containers. At December 31, 1997, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

                                     TEP IXC

The offering of Units of PLM Transportation Equipment Partners IXC 1986 Income Fund (TEP IXC) closed on December 22, 1986, having sold 16,914 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXC.

As of December 31, 1997, TEP IXC owned 64 trailers. During 1997, TEP IXC disposed of trailers and marine containers. At December 31, 1997, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

                                     TEP IXD

The offering of Units of PLM Transportation Equipment Partners IXD 1986 Income Fund (TEP IXD) closed on March 30, 1987, having sold 9,529 Units. FSI contributed $100 for the 1% general partnership interest in TEP IXD.

As of December 31, 1997, TEP IXD owned 22 trailers. During 1997, TEP IXD disposed of marine containers and trailers. At December 31, 1997, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

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

The Partnerships encounter considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnerships offer. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with full payout leases. Competitors of the Partnerships may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnerships may be at a competitive disadvantage.

(2)   Manufacturers and Equipment Lessors

The Partnerships also compete with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnerships cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnerships compete with many equipment lessors, including, among others, Transport International Pool, Xtra Leasing, and other limited partnerships which lease the same types of equipment.

(D)   Demand

The Partnerships have investments in transportation-related capital equipment. The Partnerships' equipment is used to transport materials and commodities, rather than people.

(1)      Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates. Utilization on these trailers increased in 1997.

(2)      Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnerships, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries. The Partnerships' utilization, especially in the second half of 1997, was significantly higher than 1996 levels.

(E)   Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnerships' ownership and operation of equipment, which may affect the Partnerships' liquidity. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnerships' equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnerships' equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification, of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.

As of December 31, 1997, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for lease to others. As of December 31, 1997, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. The Partnerships will not purchase any additional equipment but may make capital repairs to the current portfolio of equipment which extend or increase the economic life.

The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' limited partners during the fourth quarter of its fiscal year ended December 31, 1997.














                     (This space intentionally left blank.)

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIPS' EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnerships' Agreements, the General Partner is generally entitled to a 1% interest in the profits and losses and distributions of each Partnership. The General Partner also is entitled to a special allocation of net profit or gains from sale of each Partnerships' assets during the liquidation phase in an amount equal to one ninety-ninth of the aggregate of the capital contribution made by the Limited Partners. The General Partner is the sole holder of such interests. Ownership of the remaining 99% interest in the profits and losses and distributions of the respective Partnerships is represented as follows as of December 31, 1997:


                     TEP IXA     TEP IXB   TEP IXC     TEP IXD

Holders of limited
partnership units     1,012         614       534         329



Effective January 1, 1998, each of the Partnerships' remaining assets were transferred into a liquidating trust. Under the terms of the trust agreement, no transfers will be allowed except for those transfers relating to inheritance issues and pension plan distributions.

















                     (This space intentionally left blank.)

ITEM 6.       SELECTED FINANCIAL DATA

Table 1, below, lists selected financial data for the respective Partnerships:

                                     TABLE 1

                        For the years ended December 31,


                    TEP IXA                            1997              1996             1995               1994              1993
                    -------
                       ------------------------------------------------------------------------------------------------------------

Operating results:
  Total revenues                               $      514,310     $     778,338     $  1,144,180     $      752,029     $   764,823
  Net gain (loss) on disposition
    of equipment                                      257,476           340,836          555,733             59,957         (53,590)
  Net income (loss)                                   212,853           320,435          473,623           (132,809)       (179,977)

At year-end:
  Total assets                                 $      443,842     $     657,806     $  2,044,123     $    1,855,487     $ 2,568,780
  Total liabilities                                    21,261            14,409           43,300             30,418         111,336

Cash distributions                             $       65,714     $     277,861     $    297,869     $      361,566     $   708,072

Special distributions                          $      367,955     $   1,400,000     $         --     $      138,000     $        --

Cash distributions and special distributions which represent a return of capital to limited partners

                                               $      341,261     $   1,343,851     $         --     $      494,570     $   700,991

Per weighted-average limited partnership unit:
Net income (loss)                              $         3.63     $       13.06     $      19.31     $        (5.41)    $     (7.34)

Cash distributions                             $         2.68     $       11.33     $      12.14     $        14.74     $     28.87

Special distributions                          $        15.00     $       57.07     $         --     $         5.63     $        --

Cash distributions and special distributions which represent a return of capital to limited partners

                                               $        14.05     $       55.34     $         --     $        20.37     $     28.87













                     (This space intentionally left blank.)



                                                                       For the years ended December 31,

                    TEP IXB                            1997              1996             1995               1994              1993
                    -------
                                               ------------------------------------------------------------------------------------


Operating results:
  Total revenues                                 $    188,685     $     539,568     $    671,144     $      962,681     $   956,072
  Net gain on disposition
    of equipment                                      135,655           272,183          113,206            132,025          30,646
  Equity in net income of unconsolidated
    special-purpose entity                                 --           250,928               --                 --              --
  Net income                                           22,375           473,377           83,006            279,472         282,593

At year-end:
  Total assets                                   $    111,282     $     701,432     $  1,158,613     $    1,691,187     $ 2,275,596
  Total liabilities                                    13,357            13,274           92,454             33,858          35,912

Cash distributions                               $     48,063     $     401,378     $    474,176     $      676,827     $   784,635

Special distributions                            $    564,545     $     450,000     $    200,000     $      185,000     $        --

Cash distributions and special distributions which represent a return of capital to limited partners

                                                 $    606,482     $     374,221     $    582,258     $      576,532     $   497,022

Per weighted-average limited partnership unit:
Net income (loss)                                $      (3.78 )   $       26.84     $       4.71     $        15.85     $     16.02

Cash distributions                               $       2.73     $       22.76     $      26.89     $        38.38     $     44.49

Special distributions                            $      32.01     $       25.52     $      11.34     $        10.49     $        --

Cash distributions and special distributions which represent a return of capital to limited partners

                                                 $      34.74     $       21.43     $      33.35     $        33.02     $     28.47














                     (This space intentionally left blank.)



                                                                        For the years ended December 31,

                    TEP IXC                           1997               1996               1995               1994          1993
                    -------
                                               ------------------------------------------------------------------------------------

Operating results:
  Total revenues                                 $   473,344      $     492,205      $     916,158      $     970,110     $  837,998
  Net gain on disposition
    of equipment                                     210,332            114,942            229,599              2,561         14,139
  Equity in net income of unconsolidated
    special-purpose entity                                --            111,247                 --                 --             --
  Net income                                         115,466            105,040            259,541            154,881         36,888

At year-end:
  Total assets                                   $   242,209      $     654,436      $   1,161,779      $   1,849,532     $2,057,830
  Total liabilities                                   14,444             17,905             16,462             56,790         31,384

Cash distributions                               $    57,017      $     313,826      $     406,966      $     388,585     $  483,115

Special distributions                            $   467,215      $     300,000      $     500,000      $          --     $       --

Cash distributions and special distributions which represents a return of capital to limited partners

                                                 $   490,079      $     503,698      $     640,950      $     231,367     $  441,765

Per weighted-average limited partnership unit:
Net income                                       $      1.71      $        6.15      $       15.19      $        9.07     $     2.16

Cash distributions                               $      3.34      $       18.37      $       23.82      $       22.74     $    28.28

Special distributions                            $     27.35      $       17.56      $       29.27      $          --     $       --

Cash distributions and special distributions which represents a return of capital to limited partners

                                                 $     28.98      $       29.78      $       37.89      $       13.68     $    26.12













                     (This space intentionally left blank.)



                                                                        For the years ended December 31,

                    TEP IXD                           1997               1996               1995               1994            1993
                    -------
                                               -------------------------------------------------------------------------------------


Operating results:
  Total revenues                                 $   278,228      $   202,500      $     374,362      $     583,442      $  743,878
  Net gain on disposition
    of equipment                                     189,003           44,879             83,235             17,133          53,478
  Net income (loss)                              $   132,689      $   (16,671)     $      46,051      $     193,690      $  305,232

At year-end:
  Total assets                                   $   207,564      $   278,061      $     575,694      $   1,390,092      $1,600,584
  Total liabilities                                   19,327           11,462              8,338              5,060          10,588

Cash distributions                               $    18,549      $   134,086      $     263,727      $     398,654      $  423,994

Special distributions                            $   192,502      $   150,000      $     600,000      $          --      $       --

Cash distributions and special distributions which represents a return of capital to limited partners

                                                 $   125,706      $   281,245      $     809,500      $     202,915      $  117,574

Per weighted-average limited partnership unit:
Net income (loss)                                $      8.73      $     (1.73)     $        4.78      $       20.12      $    31.71

Cash distributions                               $      1.93      $     13.93      $       27.40      $       41.42      $    44.05

Special distributions                            $     20.00      $     15.58      $       62.34      $          --      $       --

Cash distributions and special distributions which represents a return of capital to limited partners

                                                 $     13.20      $     29.51      $       84.95      $       21.29      $    12.34













                     (This space intentionally left blank.)

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

(B)      Asset Sales

As discussed in Note 5 to each of the accompanying financial statements and (E) below, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(C)      Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997, 1996, or 1995.

As of December 31, 1997, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio to be approximately : $0.2 million, $0.1 million, $0.4 million, and $0.1 million for TEP IXA, TEP IXB, TEP IXC, and TEP IXD, respectively.

(D)      Government Regulations

The General Partner operates the Partnership's equipment in accordance with current regulations (see Item 1 (E) Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnerships' ability to continue to own or operate equipment in their portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnerships of meeting regulatory compliance for the same equipment operated between countries. These on-going changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any certainty and thus preclude the General Partner from accurately determining the impact of such changes on Partnership operations, purchases and sales of equipment.

(E)      Future Outlook

With the majority of the equipment portfolio now liquidated, the Partnerships' remaining assets were transferred into a liquidating trust as of January 1, 1998 (see Note 5 to each of the accompanying financial statements). Any excess proceeds over expected obligations will be distributed to the beneficiaries in the liquidating trust.

(F)      Results of Operations - Year to Year Detail Comparison

(1) Comparison of the Registrant's Operating Results for the Years Ended December 31, 1997 and 1996

TEP IXA

(a)     Revenues

Lease revenue decreased to $242,415 in 1997 from $414,957 in 1996. The following table lists lease revenues earned by equipment type:

                                                  For the Years Ended
                                                      December 31,
                                                 1997               1996
                                            --------------------------------
Trailers                                      $  181,281          $  263,473
Marine containers                                 61,134             112,994
Rail equipment                                        --              38,490
                                            -----------------------------------
                                              $  242,415          $  414,957
                                            ===================================

The decline was due primarily to the following:

(i) Trailer revenue decreased $82,192 from 1997 levels due to the disposition of trailers during 1997 and 1996.

(ii) Marine container revenue decreased $51,860 due to the disposition of the Partnership's remaining marine containers during 1997.

(iii) Rail revenue decreased $38,490 from 1997 levels due to the sale of the Partnership's remaining railcars during the third quarter of 1996.

Interest and Other Income

Interest and other income decreased to $14,419 in 1997 from $22,545 in 1996 due primarily to lower average cash balances available for investments.

Net Gain on Disposition of Equipment

For the year ended December 31, 1997, the Partnership realized a gain of $257,476 on disposition of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain of $340,836 on the disposition of trailers, marine containers, and railcars.

(d)     Expenses

Total expenses for the years ended December 31, 1997 and 1996, were $301,457 and $457,903, respectively. The decrease in 1997 expenses was attributable primarily to decreased repairs and maintenance, depreciation expense, general and administrative expense, and bad debt expense.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $39,282 in 1997 from $64,875 in 1996. This decrease was due to decreases in repairs and maintenance for trailers in the short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $262,175 in 1997 from $393,028 in 1996. This change resulted from:

     (i) a $62,035 decrease in depreciation expense from 1997 levels resulting from the disposition of equipment in 1997 and 1996.

     (ii) a $47,855 decrease in general and administrative expense from 1996 levels due primarily to lower accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to a decreased volume of trailers in these facilities.

     (iii) a $20,116 decrease in bad debt expense primarily due to the collection of receivables that were previously reserved for as bad debt.

(e)     Net Income

As a result of the foregoing, net income for the year ended December 31, 1997, was $212,853 compared to $320,435 for the year ended December 31, 1996. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1997, is not necessarily indicative of future periods. In 1997, TEP IXA distributed $429,332 to the limited partners, or $17.68 per weighted-average unit which included a special distribution of $15.00 per weighted-average unit.

TEP IXB

Owned Equipment Operations

     Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:



                                                                            For the Years Ended
                                                                                December 31,

                                                                            1997             1996
                                                                      ---------------------------------
Marine containers                                                       $     14,998    $     26,750
Trailers                                                                      11,335         112,435
Railcar equipment                                                               (324)         62,676


Marine containers: Marine container revenues and direct expenses were $15,363 and $365, respectively, for the twelve months ended December 31, 1997, compared to $26,960 and $210, respectively, during the same period of 1996. The decrease in marine container net contribution resulted from the disposition of the Partnership's remaining marine containers during 1997.

Trailers: Trailer revenues and direct expenses were $27,633 and $16,298, respectively, for the twelve months ended December 31, 1997, compared to $154,805 and $42,370, respectively, during the same period of 1996. The number of trailers owned by the Partnership declined in 1997 due to sales and dispositions. The result of this declining fleet was a decrease in trailer net contribution.

Railcar equipment: Railcar revenues and direct expenses were zero and $324, respectively, for the twelve months ended December 31, 1997, compared to $67,953 and $5,277, respectively, during the same period of 1996. The decrease in net contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996.

(b)      Indirect Expenses Related to Owned Equipment

Total indirect expenses of $149,323 for the year ended December 31, 1997, decreased from $269,262 for the same period of 1996. Significant variance is explained as follows:

     (i) a $71,146 decrease in depreciation expense from 1996 levels reflecting assets sales or dispositions during 1997 and 1996.

     (ii) a $44,407 decrease in general and administrative expenses from 1996 levels. This reflects the decreased accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to decreased volume of trailers in these facilities.

     (iii) a $4,386 decrease in bad debt expense primarily due to the collection of receivables that were previously reserved for as bad debt.

(c)      Net Gain on Disposition of Equipment

For the twelve months ended December 31, 1997, the Partnership realized a gain of $135,655 on the disposal of marine containers and trailers compared to 1996, where the Partnership realized a gain of $272,183 on the disposal of railcars, marine containers, and trailers.

(d)      Interest and Other Income

Interest and other income decreased $7,633 in 1997 due primarily to lower average cash balances available for investments.

(e)      Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $250,928 for the twelve months ended December 31, 1996, and represents the operating income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements). The Partnership liquidated its interest in this entity in 1996.

(f)      Net Income

As a result of the foregoing, the Partnership generated net income of $22,375 for the year ended December 31, 1997, compared to $473,377 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1997, is not necessarily indicative of future periods. For the year ended December 31, 1997, the Partnership distributed $606,482 to the limited partners, or approximately $34.74 per weighted-average unit which included a special distribution of $32.01 per weighted-average unit.

TEP IXC

Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                                  For the Years Ended
                                                                                     December 31,

                                                                               1997                1996
                                   ---------------------------------------------------------------------------
Trailers                                                                $       180,936        $    221,143
Marine containers                                                                 3,113               5,501
Railcar equipment                                                                  (104)             21,708


Trailers: Trailer revenues and direct expenses were $251,235 and $70,299, respectively, for the twelve months ended December 31, 1997, compared to $330,604 and $109,461, respectively, during the same period of 1996. The number of trailers owned by the Partnership declined in 1997 due to sales and dispositions. The result of this declining fleet was a decrease in trailer net contribution.

Marine containers: Marine container revenues and direct expenses were $3,248 and $135, respectively, for the twelve months ended December 31, 1997, compared to $5,579 and $78, respectively, during the same period of 1996. The decrease in marine container net contribution resulted from the sale of the Partnership's remaining marine containers during 1997.

Railcar equipment: Railcar revenues and direct expenses were zero and $104, respectively, for the twelve months ended December 31, 1997, compared to $26,520 and $4,812, respectively during the same period of 1996. The decrease in net contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996.

(b)      Indirect Expenses Related to Owned Equipment

Total indirect expenses of $287,340 for the year ended December 31, 1997, decreased from $384,061 for the same period of 1996. Significant variance is explained as follows:

     (i) a $74,581 decrease in depreciation expense from 1996 levels reflecting asset sales during 1997 and 1996.

     (ii) a $45,632 decrease in general and administrative expenses due to lower accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to a decreased volume of trailers operating in these facilities.

     (iii) a $24,379 increase in bad debt expense was primarily due to the payment of receivables in 1996 that had been written off in prior years. There was no similar payment of written off receivables in 1997.

(c)      Net Gain on Disposition of Equipment

For the year ended December 31, 1997, the Partnership realized a gain of $210,332 on the sale of trailers and marine containers, compared to the same period in 1996, when the Partnership realized a gain of $114,942 on the sale of trailers, railcars, and a marine container.

(d)      Interest and Other Income

Interest and other income decreased $6,031 due to lower average cash balances available for investments.

(e)      Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $111,247 for the year ended December 31, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements). The Partnership liquidated its interest in this entity in 1996.

(f)      Net Income

As a result of the foregoing, the Partnership's net income increased to $115,466 for the year ended December 31, 1997, from $105,040 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1997, is not necessarily indicative of future periods. For the year ended December 31, 1997, the Partnership distributed $518,990 to the limited partners, or approximately $30.69 per weighted-average unit which included a special distribution of $27.35 per weighted-average unit.

TEP IXD

(a)     Revenues

Lease revenue decreased to $83,743 in 1997 from $151,115 in 1996. The following table lists lease revenues earned by equipment type:

                                                  For the Years Ended
                                                      December 31,
                                                 1997               1996
                                            --------------------------------
Trailers                                      $   46,835          $  100,780
Marine containers                                 36,908              50,335
                                            -----------------------------------
                                              $   83,743          $  151,115
                                            ===================================

The decrease was due to the following:

(i) Trailer revenue decreased $53,945 in 1997 as compared to 1996 levels, due to the sale of trailers during 1997 and 1996.

(ii) Marine container revenue decreased $13,427 in 1997 as compared to 1996 levels due to the sale of all the Partnership's marine container during 1997.

(b)     Net Gain on Disposition of Equipment

Net gain on disposition of equipment of $189,003 in 1997 resulted from the sale or disposal of marine containers and trailers. The gain on disposition of equipment in 1996 totaled $44,879 which resulted from the sale or disposal of marine containers and trailers.

(c)     Expenses

Total expenses for the years ended December 31, 1997 and 1996 were $145,539 and $219,171, respectively. The decrease in 1997 expenses was attributable primarily to decreased repairs and maintenance, general and administrative expenses, and depreciation, partially offset by an increase in bad debt expenses.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $18,724 in 1997 from $30,997 in 1996. The decrease resulted primarily from the disposition of trailers and containers in 1997 and 1996.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $126,815 in 1997 from $188,174 in 1996. This change resulted from:

     (i) a $40,262 decrease in general and administrative expenses due to lower accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to decreased volume of trailers in these facilities.

     (ii) a $28,743 decrease in depreciation expense from 1996 levels reflecting assets sales during 1997 and 1996.

     (iii) an increase of $7,646 in bad debt expense was primarily due to the payment of receivables in 1996 that had been written off in prior years. There was no similar payment of written off receivables in 1997.

(d)     Net Income (Loss)

As a result of all of the foregoing, the Partnership generated a net income for the year ended December 31, 1997 of $132,689 compared with a net loss of $16,671 for the year ended December 31, 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1997, is not necessarily indicative of future periods. For the year ended December 31, 1997, TEP IXD distributed $208,941 to the limited partners, or $21.93 per weighted-average unit which included a special distribution of $20.00 per weighted-average unit.

(2) Comparison of the Registrant's Operating Results for the Years Ended December 31, 1996 and 1995

TEP IXA

(a)     Revenues

Lease revenue decreased to $414,957 in 1996 from $547,246 in 1995. The following table lists lease revenues earned by equipment type:

                                                  For the Years Ended
                                                      December 31,
                                                 1996               1995
                                            --------------------------------
Trailers                                      $  263,473          $  366,821
Marine containers                                112,994             118,625
Rail equipment                                    38,490              61,800
                                            -----------------------------------
                                              $  414,957          $  547,246
                                            ===================================

The decline was due primarily to the following:

(i) Trailer revenue decreased $103,348 from 1996 levels due to the decline in utilization in the short-term rental facilities in 1996 compared to 1995 levels, and the sale or disposal of trailers in 1996 and 1995.

(ii) Marine container revenue decreased $5,631 due to a decline in utilization from 1995 levels, and the disposal of marine containers in 1996 and 1995.

(iii) Rail revenue decreased $23,310 from 1996 levels due to the sale of all railcars owned by the Partnership during the third quarter of 1996.

(b)     Interest and Other Income

Interest and other income decreased to $22,545 in 1996 from $41,201 in 1995 due primarily to lower cash balances available for investments and lower interest rates earned on invested cash.

(c)     Net Gain on Disposition of Equipment

For the year ended December 31, 1996, the Partnership realized a gain of $340,836 on the sale or disposition of trailers, marine containers, and railcars, compared to the same period in 1995, where the Partnership realized a gain of $555,733 on the sale or disposition of a trailer, a commuter aircraft, and marine containers.

(d)     Expenses

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

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $393,028 in 1996 from $498,476 in 1995. This change resulted from:

     (i) a $114,277 decrease in depreciation expense from 1996 levels resulting from the sale or disposal of trailers, marine containers, and railcars in 1996.

     (ii) a $58,310 decrease in general and administrative expense from 1995 levels due primarily to sale of the aircraft in the prior year, lower accounting costs, and lower administrative costs associated with the short-term rental facilities in 1996 compared with 1995 levels.

     (iii) a $66,292 increase in bad debt expense due to the General Partner's evaluation of the collectibility of the trade receivables.

(e)     Net Income

As a result of the foregoing, net income for the year ended December 31, 1996, was $320,435 compared to $473,623 for the year ended December 31, 1995. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. In 1996, TEP IXA distributed $1,661,082 to the limited partners, or $68.40 per weighted-average unit which included a special distribution of $57.07 per weighted-average unit.

The Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods.

TEP IXB

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Years Ended
                                                                                 December 31,

                                                                            1996               1995
                                                                      -----------------------------------
Trailers                                                                $     112,435       $     151,982
Railcar equipment                                                              62,676              79,981
Marine containers                                                              26,750              34,153




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

(b)      Indirect Expenses Related to Owned Equipment

Total indirect expenses of $269,262 for the year ended December 31, 1996, decreased from $366,772 for the same period of 1995. Significant variance is explained as follows:

     (i) a $49,160 decrease in general and administrative expenses from 1995 levels. This reflects the decreased accounting costs and administrative costs associated with the short-term rental facilities.

     (ii) a $39,977 decrease in depreciation expense from 1995 levels reflecting assets sales or dispositions during 1996 and 1995.

     (iii) a $8,373 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(c)  Net Gain on Disposition of Equipment

For the twelve months ended December 31, 1996, the Partnership realized a gain of $272,183 on the disposal of railcars, marine containers, and trailers compared to 1995, where the Partnership realized a gain of $113,206 on the sale or disposition of trailers and marine containers.

(d)      Interest and Other Income

Interest and other income decreased $4,849 in 1996 due primarily to lower interest rate earned on available cash invested.

(e)      Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $250,928 for the twelve months ended December 31, 1996, and represents the operating income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements).

(f)      Net Income

As a result of the foregoing, the Partnership generated net income of $473,377 for the year ended December 31, 1996, compared to $83,006 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $842,864 to the Limited Partners, or approximately $48.28 per weighted-average unit which included a special distribution of $25.52 per weighted-average unit.

TEP IXC

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                              For the Years Ended
                                                                                 December 31,

                                                                            1996               1995
                                                                      -------------------------------------
Trailers                                                                $   221,143         $   397,903
Railcar equipment                                                            21,708              34,192
Marine containers                                                             5,501              11,266



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

(b) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $384,061 for the year ended December 31, 1996, decreased from $448,414 for the same period of 1995. Significant variance is explained as follows:

     (i) a $42,681 decrease in general and administrative expenses due to lower accounting costs and administrative costs associated with the short-term rental facilities due to a decreased volume of trailers operating in these facilities.

     (ii) a $26,636 decrease in depreciation expense from 1995 levels reflecting asset sales during 1996 and 1995.

     (iii) a $2,193 decrease in management fees due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

     (iv) a $7,157 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(c)      Net Gain on Disposition of Equipment

For the year ended December 31, 1996, the Partnership realized a gain of $114,942 on the sale of trailers, railcars, and a marine container, compared to the same period in 1995, when the Partnership realized a gain of $229,599 on the sale or disposal of trailers, twin stack railcars, and a marine container.

(d)      Interest and Other Income

Interest and other income decreased $4,106 due to a lower interest income earned on available cash invested.

(e)      Equity in Net Income of Unconsolidated Special-Purpose Entity


Equity in net income of unconsolidated special-purpose entity was $111,247 for the year ended December 31, 1996, and represents the net income generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method (see Note 4 to the financial statements).

(f)      Net Income

As a result of the foregoing, the Partnership's net income decreased to $105,040 for the year ended December 31, 1996, from $259,541 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $607,688 to the Limited partners, or approximately $35.93 per weighted-average unit which included a special distribution of $18.37 per weighted-average unit.

TEP IXD

(a)     Revenues

Lease revenue decreased to $151,115 in 1996 from $267,141 in 1995. The following table lists lease revenues earned by equipment type:

                                                  For the Years Ended
                                                      December 31,
                                                 1996               1995
                                            --------------------------------
Trailers                                      $  100,780          $  188,529
Marine containers                                 50,335              78,612
                                            -----------------------------------
                                              $  151,115          $  267,141
                                            ===================================

The decrease was due to the following:

(i) Trailer revenue decreased $87,749 in 1996 as compared to 1995 levels, due to lower utilization in short-term rental facilities operated by an affiliate of the General Partner and the sale of trailers during 1996.

(ii) Marine container revenue decreased $28,277 in 1996 as compared to 1995 levels, primarily due to a decline in utilization levels in 1996 and the disposal of marine containers during 1996.

(b)     Interest and Other Income

Interest and other income decreased to $6,506 in 1996 from $23,986 in 1995 due to decrease in interest rates and lower cash balances in interest bearing accounts.

(c)     Net gain on Disposition of Equipment

Net gain on disposition of equipment of $44,879 in 1996 resulted from the sale or disposal of marine containers and trailers. The gain on disposition of equipment in 1995 totaled $83,235 which resulted from the sale or disposal of marine containers and trailers.

(d)     Expenses

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

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $188,174 in 1996 from $273,406 in 1995. This change resulted from:

     (i) a $33,903 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

     (ii) a $31,308 decrease in general and administrative expenses due to lower accounting costs and administrative costs associated with the short-term rental facilities.

     (iii)  a  $19,593  decrease  in  depreciation   expense  from  1996  levels
reflecting assets sales during 1996 and 1995.

(e)     Net Income (Loss)

As a result of the foregoing, the Partnership incurred a net loss for the year ended December 31, 1996 of $16,671 compared with a net income of $46,051 for the year ended December 31, 1995. In 1996, TEP IXD distributed $281,245 to the Limited partners, or $29.51 per weighted-average unit which included a special distribution of $15.58 per weighted-average unit.

The Partnership's performance for the year ended December 31, 1996, is not necessarily indicative of future periods.

Geographic Information

The Partnerships operated some of their equipment in international markets. Although these operations exposed the Partnerships to certain currency, political, credit and economic risks, the General Partner believed these risks were minimal or had implemented strategies to control the risks as follows:
Currency risks were at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, was conducted in U.S. dollars. Political risks were minimized generally through the avoidance of operations in countries that did not have a stable judicial system and established commercial business laws. Credit support strategies for lessees ranged from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allowed the Partnership to maintain its lease yield, there were risks associated with slow-to-respond judicial systems when legal remedies were required to secure payment or repossess equipment. Economic risks were inherent in all international markets and the General Partner strove to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 3 for information on the revenues, income, and assets in various geographic regions.

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

TEP IXA:

The Partnership's equipment on lease to U.S. domiciled lessees accounted for 75% of the revenues generated by wholly-owned equipment while net income accounted for $136,479 of the $212,853 in net income for the entire Partnership.

The Partnership's various marine containers, which were leased in various regions throughout 1997, accounted for 25% of the lease revenues generated by wholly-owned equipment, while the net income accounted for $161,194 for the Partnership's total net income of $212,853. The Partnership sold its marine containers during 1997.

TEP IXC:

The Partnership's owned equipment on lease to U.S. domiciled lessees accounted for 99% of the revenues generated by wholly-owned equipment while net income accounted for $178,785 of the $115,466 in net income for the entire Partnership.

The Partnership's various marine containers, which were leased in various regions throughout 1997, accounted for 1% of the lease revenues generated by wholly-owned equipment, while the net income accounted for $5,961 for the Partnership's total net income of $115,466. The Partnership sold its marine containers during 1997.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnerships' plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnerships' actual results could differ materially from those discussed here.

Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Partnership's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Trustee has applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustee will discontinue all future filings of these reports (see
Note 5). As such, it is not anticipated that these pronouncements will have an impact on the Partnerships.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnerships are listed on the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.









                      (This space left intentionally blank)

                                    PART III

 ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL
              AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc.
                                                               and PLM Securities Corp.;
                                                               Vice President and Director, PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc..

ITEM 11.       EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plans in effect as of December 31, 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)      Security Ownership of Certain Beneficial Owners

         At December 31, 1997, no investor is known by the General Partner to beneficially own more than 5% of the Units of TEP IXA, TEP IXB, TEP IXC, or TEP IXD.

     (b)      Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of TEP IXA, TEP IXB, TEP IXC, or TEP IXD.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a)      Transactions with Management and Others.

         During 1997, management fees paid or accrued to IMI were: $60,713, $43,650, $42,273 and $23,822 for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively. During 1997, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates as follows: $46,454, $12,853, $67,777 and $14,528 for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

     (b)      Certain Business Relationships

         None.

     (c)      Indebtedness of Management

         None.

     (d)      Transactions with Promoters

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)          Financial Statements

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


Date:  March 27, 1998         PLM TRANSPORTATION EQUIPMENT PARTNERS IXA
                              1986 INCOME FUND
                              PARTNERSHIP

                              By:      PLM Financial Services, Inc.
                                       General Partner



                              By:      /s/ Douglas P. Goodrich
                                       ----------------------------
                                       Douglas P. Goodrich
                                       President & Director



                              By:      /s/ Richard K Brock
                                       ----------------------------
                                       Richard K Brock
                                       Vice President and
                                       Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                Capacity                        Date


*_____________________________
Robert N. Tidball                  Director-FSI               March 27, 1998


*_____________________________
Douglas P. Goodrich                Director-FSI               March 27, 1998


*_____________________________
Stephen M. Bess                    Director-FSI               March 27, 1998




* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers-of-attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
--------------------------
Susan C. Santo
Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1998           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB
                                1986 INCOME FUND
                                PARTNERSHIP

                                By:      PLM Financial Services, Inc.
                                         General Partner



                                By:      /s/ Douglas P. Goodrich
                                         ----------------------------
                                         Douglas P. Goodrich
                                         President & Director



                                By:      /s/ Richard K Brock
                                         -----------------------------
                                         Richard K Brock
                                         Vice President and
                                         Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                               Capacity                   Date


*_____________________________
Robert N. Tidball                  Director-FSI           March 27, 1998


*_____________________________
Douglas P. Goodrich                Director-FSI           March 27, 1998


*_____________________________
Stephen M. Bess                    Director-FSI           March 27, 1998




* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers-of-attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
-------------------------------
Susan C. Santo
Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1998           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC
                                1986 INCOME FUND
                                PARTNERSHIP

                                By:      PLM Financial Services, Inc.
                                         General Partner



                                By:      /s/ Douglas P. Goodrich
                                         ----------------------------
                                         Douglas P. Goodrich
                                         President & Director



                                By:      /s/ Richard K Brock
                                         ----------------------------
                                         Richard K Brock
                                         Vice President and
                                         Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                 Capacity                  Date


*_____________________________
Robert N. Tidball                    Director-FSI         March 27, 1998


*_____________________________
Douglas P. Goodrich                  Director-FSI         March 27, 1998


*_____________________________
Stephen M. Bess                      Director-FSI         March 27, 1998



* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers-of-attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
----------------------------
Susan C. Santo
Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1998               PLM TRANSPORTATION EQUIPMENT PARTNERS IXD
                                    1986 INCOME FUND
                                    PARTNERSHIP

                                    By:      PLM Financial Services, Inc.
                                             General Partner



                                    By:      /s/ Douglas P. Goodrich
                                             ---------------------------
                                             Douglas P. Goodrich
                                             President & Director



                                    By:      /s/ Richard K Brock
                                             ---------------------------
                                             Richard K Brock
                                             Vice President and
                                             Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                Capacity               Date


*_____________________________
Robert N. Tidball                   Director-FSI        March 27, 1997


*_____________________________
Douglas P. Goodrich                 Director-FSI        March 27, 1997


*_____________________________
Stephen M. Bess                     Director-FSI        March 27, 1998



* Susan C. Santo, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers-of-attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
---------------------------
Susan C. Santo
Attorney-in-Fact

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXA                                                      Page

Report of Independent Auditors                                 34

Balance sheets at December 31, 1997 and 1996                   35

Statements of income for the years
     ended December 31, 1997, 1996, and 1995                   36

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                   37

Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                   38

Notes to financial statements                               39-43

TEP IXB

Report of Independent Auditors                                 44

Balance sheets at December 31, 1997 and 1996                   45

Statements of income for the years
     ended December 31, 1997, 1996, and 1995                   46

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                   47

Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                   48

Notes to financial statements                               49-53

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXC                                                         Page

Report of Independent Auditors                                    54

Balance sheets at December 31, 1997 and 1996                      55

Statements of income for the years
     ended December 31, 1997, 1996, and 1995                      56

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                      57

Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                      58

Notes to financial statements                                  59-64

TEP IXD

Report of Independent Auditors                                    65

Balance sheets at December 31, 1997 and 1996                      66

Statements of operations for the years
     ended December 31, 1997, 1996, and 1995                      67

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                      68

Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                      69

Notes to financial statements                                  70-73

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXA 1986 Income Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
------------------------------------

SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,



                                                                             1997                   1996
                                                                      -----------------------------------------

Assets

Equipment held for operating leases, at cost                            $      715,860        $    3,486,094
Less accumulated depreciation                                                 (674,944)           (3,140,358)
                                                                      -----------------------------------------
    Net equipment                                                               40,916               345,736

Cash and cash equivalents                                                      376,794               211,878
Accounts receivable, net of allowance for doubtful accounts of
      $45,515 in 1997 and $57,870 in 1996                                       25,471                97,754
Prepaid insurance                                                                  661                 2,438
                                                                      -----------------------------------------

      Total assets                                                      $      443,842        $      657,806
                                                                      =========================================

Liabilities and partners' capital

Liabilities:
Accounts payable                                                        $       16,202        $        9,350
Due to affiliates                                                                5,059                 5,059
  Total liabilities                                                             21,261                14,409

Partners' capital (deficit):
Limited partners (24,285 units)                                                402,657               743,918
General Partner                                                                 19,924              (100,521)
                                                                      -----------------------------------------
  Total partners' capital                                                      422,581               643,397
                                                                      -----------------------------------------

      Total liabilities and partners' capital                           $      443,842        $      657,806
                                                                      =========================================











                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the years ended December 31,




                                                                    1997               1996                1995
                                                              --------------------------------------------------------

Revenues

Lease revenue                                                  $     242,415       $    414,957       $     547,246
Interest and other income                                             14,419             22,545              41,201
Net gain on disposition of equipment                                 257,476            340,836             555,733
                                                              --------------------------------------------------------
  Total revenue                                                      514,310            778,338           1,144,180

Expenses

Depreciation                                                         134,212            196,247             310,524
Management fees to affiliate                                          60,713             61,560              60,713
Repairs and maintenance                                               34,516             59,036             162,279
Insurance expense                                                      4,766              5,839               9,802
General and administrative expenses to affiliates                     46,454             87,395             122,635
Other general and administrative expenses                             39,523             46,437              69,507
Provision for (recovery of) bad debts                                (18,727)             1,389             (64,903)
                                                              --------------------------------------------------------
  Total expenses                                                     301,457            457,903             670,557
                                                              --------------------------------------------------------

    Net income                                                 $     212,853       $    320,435       $     473,623
                                                              ========================================================

Partners' share of net income

Limited partners                                               $      88,071       $    317,231       $     468,887
General Partner                                                      124,782              3,204               4,736
                               ---------------------------------------------------------------------------------------
      Total                                                    $     212,853       $    320,435       $     473,623
                                                              ========================================================

Net income per weighted-average limited
      Partnership unit (24,285 units)                          $        3.63       $      13.06       $       19.31
                                                              ========================================================

Cash distributions                                             $      65,714       $    277,861       $     297,869
                                                              ========================================================

Cash distributions per weighted-average limited
      partnership unit                                         $        2.68       $      11.33       $       12.14
                                                              ========================================================

Special cash distributions                                     $     367,955       $  1,400,000       $          --
                                                              ========================================================

Special cash distributions per weighted-average
      limited partnership unit                                 $       15.00       $      57.07       $          --
                                                              ========================================================

Total cash distributions                                       $     433,669       $  1,677,861       $     297,869
                               =======================================================================================

Total cash distributions per weighted-average
      limited partnership unit                                 $       17.68       $      68.40       $       12.14
                                                              ========================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995




                                                               Limited              General
                                                               Partners             Partner               Total
                                                          ------------------------------------------------------------

Partners' capital (deficit) as of December 31, 1994         $   1,913,772         $   (88,703)        $   1,825,069

Net income                                                        468,887               4,736               473,623

Cash distributions                                               (294,890 )            (2,979)             (297,869)
                                                          ------------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1995           2,087,769             (86,946)            2,000,823

Net income                                                        317,231               3,204               320,435

Cash distributions                                               (275,082 )            (2,779)             (277,861)

Special distributions                                          (1,386,000 )           (14,000)           (1,400,000)
                                                          ------------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1996             743,918            (100,521)              643,397

Net income                                                         88,071             124,782               212,853

Cash distributions                                                (65,057 )              (657)              (65,714)

Special distributions                                            (364,275 )            (3,680)             (367,955)

  Partners' capital as of December 31, 1997                 $     402,657         $    19,924         $     422,581
                                                          ============================================================
























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,



                                                                    1997               1996               1995
                                                              -----------------------------------------------------

Operating activities
Net income                                                     $      212,853       $      320,435       $   473,623
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                        134,212              196,247           310,524
  Net gain on disposition of equipment                               (257,476)            (340,836)         (555,733)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                           82,408               10,179           (73,313)
    Due from affiliates                                                    --                2,941            (2,941)
    Prepaid insurance                                                   1,777                1,106                79
    Accounts payable                                                    6,852              (13,922)          (30,840)
    Due to affiliates                                                      --                5,059            (2,732)
    Lessee deposits and reserves                                           --              (20,028)           (3,546)
                                                              ---------------------------------------------------------
      Net cash provided by operating activities                       180,626              161,181           115,121

Investing activities
Proceeds from disposition of equipment                                417,959              473,285            50,179
Payments received on sales-type lease                                      --            1,003,564            86,436
Payments for purchase of capital improvements                              --                   --              (876)
                                                              ---------------------------------------------------------
      Net cash provided by investing activities                       417,959            1,476,849           135,739

Financing activities
Cash distributions paid to Limited partners                          (429,332)          (1,661,082)         (294,890)
Cash distributions paid to General Partner                             (4,337)             (16,779)           (2,979)
                                                              ---------------------------------------------------------
      Net cash used in financing activities                          (433,669)          (1,677,861)         (297,869)
                                                              ---------------------------------------------------------

Net increase (decrease) in cash  and cash equivalents                 164,916              (39,831)          (47,009)
Cash and cash equivalents at beginning of year                        211,878              251,709           298,718
                                                              ---------------------------------------------------------
Cash and cash equivalents at end of year                       $      376,794       $      211,878       $   251,709
                               ========================================================================================

Supplemental Information:
  Sales proceeds included in accounts receivable               $       10,125       $           --       $        --
                                                              =========================================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of presentation

         Organization

         PLM Transportation Equipment Partners IXA 1986 Income Fund, a California limited partnership, (the Partnership) was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in June 1986. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement, remaining after the limited partners have received a certain minimum rate of return.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with FASB 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997, 1996, or 1995.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distribution per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (24,285 for 1997, 1996, and 1995). The General Partner is generally allocated a 1% share of the net income (loss) and the limited partners are allocated a 99% share of the net income (loss). The General Partner received a special allocation of income in the amount of $122,653 in 1997. The Partnership agreement provides for a special allocation to occur near the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash and special distributions to limited partners of $341,261, $1,343,851, and $0, in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $5,059 were payable to IMI as of December 31, 1997 and 1996.

         The Partnership reimbursed FSI and its affiliates $46,454, $87,395, and $122,635 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively.

         As of December 31, 1997, all of the Partnership's trailer equipment had been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.       General Partner and Transactions with Affiliates (continued)

         the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.       Equipment

         The components of equipment at December 31, 1997 and 1996 are as follows:

                                                   1997                1996
                                            -------------------------------------


Trailers                                      $      715,860        $   2,357,296
Marine containers                                         --            1,128,798
                                            ----------------------------------------
                                                     715,860            3,486,094
Less accumulated depreciation                       (674,944)          (3,140,358)
                                            ----------------------------------------
Net equipment                                 $       40,916        $     345,736
                                            ========================================

         Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers were leased to the operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         As of December 31, 1997, all equipment was operating in PLM-affiliated short-term rental facilities. As of December 31, 1996, with the exception of one sidelift with a carrying value of $28,433, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities .

         During  1997,   the   Partnership   disposed  of  trailers  and  marine
         containers. During 1996, the Partnership sold or disposed of trailers, railcars, and marine containers.

         All  leases  are  being   accounted   for  as  operating   leases  with
         utilization-based rentals. Contingent rentals based upon utilization amounted to $61,134 in 1997, $112,994 in 1996, and $118,625 in 1995.

         The only lessee accounting for 10% or more of the total revenues during 1997, 1996, or 1995 was Transamerica Leasing (25% in 1997, 27% in 1996,
         and 22% in 1995).

         The Partnership owned certain equipment which was leased and operated internationally. A limited number of the Partnership's transactions were denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Equipment (continued)

         The Partnership leased or leases its railcars and trailers to lessees domiciled in United States as of December 31, 1997. The marine containers were leased to lessees in different regions who operated the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995:



Lease revenue                                        1997              1996              1995
                                                ---------------------------------------------------
Region:
Rest of the world                                 $   61,134       $   112,994      $    118,625
United States                                        181,281           301,963           428,621
                                                ---------------------------------------------------
Total revenues                                    $  242,415       $   414,957      $    547,246
                                                ===================================================



         The following table sets forth identifiable net income information by region:

Net income                                            1997               1996              1995
                                                -----------------------------------------------------
Region:
Rest of the world                                 $   161,194       $     99,860      $     46,547
United States                                         136,479            329,511           120,276
Australia                                                  --                 --           378,782
                                                -----------------------------------------------------
Total identifiable net income                         297,673            429,371           545,605
Administrative and other net loss                     (84,820 )         (108,936)          (71,982)
                                                -----------------------------------------------------
Total net income                                  $   212,853       $    320,435      $    473,623
                                                =====================================================



         The net book value of these assets at December 31, 1997, 1996, and 1995 are as follows:


Net book value                                            1997             1996          1995
                                                     -----------------------------------------------
Region:
Rest of the world                                     $        --       $   88,552   $   190,132
United States                                              40,916          257,184       484,300
                                                     -----------------------------------------------
Total Equipment                                       $    40,916       $  345,736    $  674,432
                                                     ===============================================


4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         As of December 31, 1997, there were temporary differences of approximately $1.5 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

5.       Subsequent Event

         With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust as of January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, but not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

         For tax purposes, the liquidating trust will continue be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

         The Trustees  have applied to the  Securities  and Exchange  Commission
         (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

6.       Special Distributions

         The General Partner paid special distributions of $15.00 and $57.07 per
         weighted-average   limited  partnership  unit  during  1997  and  1996,
         respectively. No special distributions were paid in 1995.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXB 1986 Income Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP
------------------------------



SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,




                                                                            1997                 1996
                                                                       ------------------------------------
Assets


Equipment held for operating leases, at cost                            $      237,580        $    1,961,397
Less accumulated depreciation                                                 (227,868)           (1,769,486)
                                                                      -----------------------------------------
    Net equipment                                                                9,712               191,911

Cash and cash equivalents                                                       93,836               478,922
Accounts receivable, net of allowance for doubtful accounts of
      $22,075 in 1997 and $22,285 in 1996                                        7,450                28,720
Prepaid insurance                                                                  284                 1,879
                                                                      -----------------------------------------

      Total assets                                                      $      111,282        $      701,432
                                                                      =========================================


Liabilities and partners' capital


Liabilities:
Accounts payable                                                        $        9,720        $        9,637
Due to affiliates                                                                3,637                 3,637
  Total liabilities                                                             13,357                13,274

Partners' capital (deficit):
Limited partners (17,460 units)                                                 85,629               758,143
General Partner                                                                 12,296               (69,985)
                                                                      -----------------------------------------
  Total partners' capital                                                       97,925               688,158
                                                                      -----------------------------------------

      Total liabilities and partners' capital                           $      111,282        $      701,432
                                                                      =========================================
























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the years ended December 31,




                                                                  1997             1996             1995
                                                              -----------------------------------------------
Revenues


Lease revenue                                                  $    42,996       $   249,718       $   535,422
Interest and other income                                           10,034            17,667            22,516
Net gain on disposition of equipment                               135,655           272,183           113,206
                                                              ---------------------------------------------------
  Total revenues                                                   188,685           539,568           671,144

Expenses

Depreciation                                                        65,634           136,780           260,055
Management fees to affiliate                                        43,650            43,650            43,650
Repairs and maintenance                                             15,279            46,352           130,834
Insurance expense                                                    3,006             3,512             6,677
General and administrative expenses to affiliates                   12,853            56,302            96,118
Other general and administrative expenses                           30,268            30,517            42,425
Provision for (recovery of) bad debts                               (4,380 )               6             8,379
                                                              ---------------------------------------------------
  Total expenses                                                   166,310           317,119           588,138

Equity in net income of unconsolidated
    special-purpose entity                                              --           250,928                --
                                                              ---------------------------------------------------

      Net income                                               $    22,375       $   473,377       $    83,006
                                                              ===================================================

Partners' share of net income (loss)

Limited partners                                               $   (66,032 )     $   468,643       $    82,176
General Partner                                                     88,407             4,734               830
                               ----------------------------------------------------------------------------------
      Total                                                    $    22,375       $   473,377       $    83,006
                                                              ===================================================

Net income per weighted-average limited partnership
      unit (17,460 units)                                      $     (3.78 )     $     26.84       $      4.71
                                                              ===================================================

Cash distribution                                              $    48,063       $   401,378       $   474,176
                                                              ===================================================

Cash distribution per weighted-average limited
      partnership unit                                         $      2.73       $     22.76       $     26.89
                                                              ===================================================

Special cash distribution                                      $   564,545       $   450,000       $   200,000
                                                              ===================================================

Special cash distribution per weighted-average
      limited partnership unit                                 $     32.01       $     25.52       $     11.34
                                                              ===================================================

Total cash distributions                                       $   612,608       $   851,378       $   674,176
                               ==================================================================================

Total cash distributions per weighted-average
      limited partnership unit                                 $     34.74       $     48.28       $     38.23
                                                              ===================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995




                                                                  Limited         General Partner
                                                                 Partners                               Total
                                                              -----------------------------------------------------


Partners' capital (deficit) as of December 31, 1994            $   1,717,622         $  (60,293)        $  1,657,329

Net income                                                            82,176                830               83,006

Cash distributions                                                  (469,434)            (4,742)            (474,176 )

Special distributions                                               (198,000)            (2,000)            (200,000 )
                                                              ---------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1995              1,132,364            (66,205)           1,066,159

Net income                                                           468,643              4,734              473,377

Cash distributions                                                  (397,364)            (4,014)            (401,378 )

Special distributions                                               (445,500)            (4,500)            (450,000 )
                                                              ---------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1996                758,143            (69,985)             688,158

Net income (loss)                                                    (66,032)            88,407               22,375

Cash distributions                                                   (47,582)              (481)             (48,063 )

Special distributions                                               (558,900)            (5,645)            (564,545 )

  Partners' capital as of December 31, 1997                    $      85,629         $   12,296         $     97,925
                                                              =========================================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,



                                                                   1997             1996             1995
                                                              ------------------------------------------------
Operating activities

Net income                                                     $     22,375       $   473,377       $    83,006
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                       65,634           136,780           260,055
  Net gain from disposition of equipment                           (135,655)         (272,183)         (113,206)
  Equity in net income from unconsolidated
    special-purpose entity                                               --          (250,928)               --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                         26,770            53,948           (16,217)
    Prepaid insurance                                                 1,595               568               513
    Due to affiliates                                                    --                --            (2,426)
    Accounts payable                                                     83           (62,932)           61,158
    Lessee deposits                                                      --           (16,248)             (136)
                                                              ----------------------------------------------------
      Net cash provided by (used in) operating activities           (19,198)           62,382           272,747
                                                              ----------------------------------------------------

Investing activities
Proceeds from disposition of equipment                              246,720           443,499           265,627
Liquidation distributions from unconsolidated
    special-purpose entity                                               --           442,500                --
Distributions from unconsolidated special
    purpose entity                                                       --            30,556                --
Payments for purchase of capital improvements                            --                --            (4,895)
                                                              ----------------------------------------------------
      Net cash provided by investing activities                     246,720           916,555           260,732
                                                              ----------------------------------------------------

Financing activities
Cash distributions paid to limited partners                        (606,482)         (842,864)         (667,434)
Cash distributions paid to General Partner                           (6,126)           (8,514)           (6,742)
                                                              ----------------------------------------------------
      Net cash used in financing activities                        (612,608)         (851,378)         (674,176)
                                                              ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (385,086)          127,559          (140,697)
Cash and cash equivalents at beginning of year                      478,922           351,363           492,060
                                                              ----------------------------------------------------
Cash and cash equivalents at end of year                       $     93,836       $   478,922       $   351,363
                               ===================================================================================

Supplemental Information:
  Sales proceeds included in accounts receivable               $      5,500       $        --       $        --
                                                              ====================================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXB 1986 Income Fund, a California limited partnership, (the Partnership) was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in October, 1986. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the limited partners have received a certain minimum rate of return.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997, 1996, or 1995.

         Investments in Unconsolidated Special-Purpose Entity

         The  Partnership had an interest in an  unconsolidated  special-purpose
         entity  which  owned  transportation   equipment.   This  interest  was
         accounted for using the equity method.

         The Partnership's investment in the unconsolidated special-purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of the unconsolidated special-purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC. The equipment owned by this entity was sold in the third quarter of 1996.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (17,460 for 1997, 1996, and 1995). The General Partner is generally allocated a 1% share of the net income (loss) and the limited partners are allocated a 99% share of the net income (loss). The General Partner received a special allocation of income in the amount of $88,183 in 1997. The Partnership agreement provides for a special allocation to occur near the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash and special distributions to limited partners of $606,482, $374,221, and $585,258 in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


2.       General Partner and Transactions with Affiliates (continued)

         Partnership's "operating cash flow" or 1/12 of1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Partnership management fees of $3,637 were payable to IMI as of December 31, 1997 and 1996.

         The Partnership reimbursed FSI and its affiliates $12,853, $56,302, and $96,118 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE's administrative and other services was $113 during 1996. No administrative and other service expenses were paid by the Partnership's proportional share of USPE's in 1997.

         As of December 31, 1997, all of the Partnership's trailer equipment had been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.       Equipment

         The components of owned equipment at December 31, 1997 and 1996 are as follows:


                                                  1997                1996
                                            ------------------------------------

Trailers and tractors                         $     237,580        $    1,636,282
Marine containers                                        --               325,115
                                            ----------------------------------------
                                                    237,580             1,961,397
Less accumulated depreciation                      (227,868)           (1,769,486)
                                            ----------------------------------------
Net equipment                                 $       9,712        $      191,911
                                            ========================================


         Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers were leased to the operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         All equipment was operating in PLM-affiliated short-term rental facilities as of December 31, 1997. As of December 31, 1996, with the exception of one sidelift with a carrying value of $46,438, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities .

         During 1997, the Partnership sold or disposed of trailers and marine containers. During 1996, the Partnership sold or disposed of trailers, marine containers, and railcars.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Equipment (continued)

         The  leases  are  being   accounted   for  as  operating   leases  with
         utilization-based rentals. Contingent rentals based upon utilization amounted to $15,363 in 1997, $26,960 in 1996, and $34,915 in 1995.

         The lessees accounting for 10% or more of the total revenues during 1997, 1996, or 1995 were Transamerica Leasing (36% in 1997 and 11% in
         1996) and Skywest Airlines, Inc. (36% in 1995).

         The Partnership owns certain equipment which is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leases its trailers to lessees domiciled in the United States. The marine containers were leased to lessees in different regions who operated the marine containers worldwide.

Investment in Unconsolidated Special-purpose Entity

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

         The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated.

         The   following   summarizes   the   financial   information   for  the
         special-purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                  Net Interest of Partnership
                                   Total USPE
                                 ---------------------------------

Net Investments                  $           --  $           --
Revenues                                     --              --
Net Income                              501,852         250,928


         In 1996, the Partnership liquidated its 50% interest in an entity which
         owned  a  commuter  aircraft.   The  Partnership  received  liquidating
         distributions from the sale during the third quarter of 1996.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

5.       Subsequent Event

         With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust as of January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, but not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

         For tax purposes, the liquidating trust will continue be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

         The Trustees  have applied to the  Securities  and Exchange  Commission
         (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

6.       Special Distributions

         The General Partner paid special distributions of $32.01, $25.52, and $11.34 per weighted-average limited partnership unit during 1997, 1996, and 1995, respectively.

7.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         As of December 31, 1997, there were temporary differences of approximately $1.0 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXC 1986 Income Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
------------------------------------

SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,



                                                                            1997                 1996
                                                                       ------------------------------------
Assets


Equipment held for operating leases, at cost                            $    1,527,504        $    3,088,393
Less accumulated depreciation                                               (1,449,772)           (2,767,149)
                                                                      -----------------------------------------
    Net equipment                                                               77,732               321,244

Cash and cash equivalents                                                      104,309               264,450
Accounts receivable, net of allowance for doubtful accounts of
      $8,393 in 1997 and $2,249 in 1996                                         59,608                66,079
Prepaid expenses and other assets                                                  560                 2,663
                                                                      -----------------------------------------

      Total assets                                                      $      242,209        $      654,436
                                                                      =========================================


Liabilities and partners' capital


Liabilities:
Accounts payable                                                        $       10,921        $       14,382
Due to affiliates                                                                3,523                 3,523
  Total liabilities                                                             14,444                17,905

Partners' capital (deficit):
Limited partners (16,914 units)                                                214,549               704,628
General Partner                                                                 13,216               (68,097)
                                                                      -----------------------------------------
  Total partners' capital                                                      227,765               636,531
                                                                      -----------------------------------------

      Total liabilities and partners' capital                           $      242,209        $      654,436
                                                                      =========================================
























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the years ended December 31,




                                                                  1997             1996            1995
                                                              ----------------------------------------------
Revenues


Lease revenue                                                  $   254,483       $   362,703       $  667,893
Interest and other income                                            8,529            14,560           18,666
Net gain on disposition of equipment                               210,332           114,942          229,599
                                                              --------------------------------------------------
  Total revenues                                                   473,344           492,205          916,158

Expenses

Depreciation                                                       126,227           200,808          278,415
Management fees to affiliate                                        42,273            43,160           45,353
Repairs and maintenance                                             67,156           110,949          149,046
Insurance expense                                                    4,943             5,414            7,137
General and administrative expenses
  to affiliates                                                     67,777            96,914          163,169
Other general and administrative expenses                           32,812            48,856           28,343
Provision for (recovery of) bad debts                               16,690            (7,689)         (14,846)
                                                              --------------------------------------------------
  Total expenses                                                   357,878           498,412          656,617

Equity in net income of unconsolidated
    special-purpose entity                                              --           111,247               --

      Net income                                               $   115,466       $   105,040       $  259,541
                                                              ==================================================

Partners' share of net income

Limited partners                                               $    28,911       $   103,990       $  256,946
General Partner                                                     86,555             1,050            2,595
                               ---------------------------------------------------------------------------------
      Total                                                    $   115,466       $   105,040       $  259,541
                                                              ==================================================

Net income per weighted-average limited partnership
      unit (16,914 units)                                      $      1.71       $      6.15       $    15.19
                                                              ==================================================

Cash distributions                                             $    57,017       $   313,826       $  406,966
                                                              ==================================================

Cash distributions per weighted-average limited
      partnership unit                                         $      3.34       $     18.37       $    23.82
                                                              ==================================================

Special distributions                                          $   467,215       $   300,000       $  500,000
                                                              ==================================================

Special distributions per weighted-average limited
      partnership unit                                         $     27.35       $     17.56       $    29.27
                                                              ==================================================

Total cash distributions
                                                               $   524,232       $   613,826       $  906,966
                               =================================================================================
Total distributions per weighted-average limited
      partnership unit                                         $     30.69       $     35.93       $    53.09
                                                              ==================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995




                                                              Limited          General Partner
                                                              Partners                               Total
                                                          -----------------------------------------------------


Partners' capital (deficit) as of December 31, 1994         $   1,849,276        $   (56,534)       $   1,792,742

Net income                                                        256,946              2,595              259,541

Cash distributions                                               (402,896)            (4,070)            (406,966)

Special distributions                                            (495,000)            (5,000)            (500,000)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1995           1,208,326            (63,009)           1,145,317

Net income                                                        103,990              1,050              105,040

Cash distributions                                               (310,688)            (3,138)            (313,826)

Special distributions                                            (297,000)            (3,000)            (300,000)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1996             704,628            (68,097)             636,531

Net income                                                         28,911             86,555              115,466

Cash distributions                                                (56,447)              (570)             (57,017)

Special distributions                                            (462,543)            (4,672)            (467,215)

  Partners' capital as of December 31, 1997                 $     214,549        $    13,216        $     227,765
                                                          ==========================================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,



                                                                   1997             1996             1995
                                                              ------------------------------------------------
Operating activities

Net income                                                     $    115,466       $   105,040       $   259,541
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation                                                      126,227           200,808           278,415
  Net gain from disposition of equipment                           (210,332)         (114,942)         (229,599)
  Equity in net income from unconsolidated
      special-purpose entity                                             --          (111,247)               --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                         17,471            38,638            (3,549)
    Prepaid expenses and other assets                                 2,103            19,775             6,145
    Due from affiliates                                                  --                --            20,035
    Accounts payable                                                 (3,461)            1,443             5,207
    Due to affiliates                                                    --                --             3,523
    Lessee deposits and reserves                                         --           (27,601)          (21,457)
                                                              ----------------------------------------------------
      Net cash provided by operating activities                      47,474           111,914           318,261
                                                              ----------------------------------------------------

Investing activities
Proceeds from disposition of equipment                              316,617           245,647           527,216
Liquidation distributions from unconsolidated
    special-purpose entity                                               --           269,500                --
Distributions from unconsolidated special
    special-purpose entity                                               --             2,711                --
Payments for purchase of capital improvements                            --                --            (2,237)
                                                              ----------------------------------------------------
      Net cash provided by investing activities                     316,617           517,858           524,979

Financing activities
Cash distributions paid to limited partners                        (518,990)         (607,688)         (897,896)
Cash distributions paid to General Partner                           (5,242)           (6,138)           (9,070)
                                                              ----------------------------------------------------
      Net cash used in financing activities                        (524,232)         (613,826)         (906,966)

Net increase (decrease) in cash and cash equivalents               (160,141)           15,946           (63,726)
Cash and cash equivalents at beginning of year                      264,450           248,504           312,230
                                                              ----------------------------------------------------
Cash and cash equivalents at end of year                       $    104,309       $   264,450       $   248,504
                               ===================================================================================

Supplemental Information
  Sales proceeds included in accounts receivable               $     11,000       $        --       $        --
                                                              ====================================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXC 1986 Income Fund, a California limited partnership, (the Partnership), was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in December 1986. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the limited partners have received a certain minimum rate of return.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997, 1996, or 1995.

         Investments in Unconsolidated Special-Purpose Entity

         The  Partnership had an interest in an  unconsolidated  special-purpose
         entity  which  owned  transportation   equipment.   This  interest  was
         accounted for using the equity method.

         The Partnership's investment in unconsolidated special-purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special-purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC. The equipment owned by this entity was sold in the second quarter of 1996.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (16,914 for 1997, 1996, and 1995). The General Partner is generally allocated a 1% share of the net income (loss) and the limited partners are allocated a 99% share of the net income (loss). The General Partner received a special allocation of income in the amount of $85,400 in 1997. The Partnership agreement provides for a special allocation to occur near the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash and special distributions to limited partners of $490,079, $503,698, and $640,950 in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Partnership management fees of $3,523 were payable to IMI as of December 31, 1997 and 1996.

         The Partnership reimbursed FSI and its affiliates $67,777, $96,914, and $163,169 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE's administrative and other services was $1,468 during 1996. There were no administrative and other service expenses paid by the Partnership's proportional share of ownership in USPE in 1997.

         As of December 31, 1997, all of the Partnership's trailer equipment had been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.       Equipment

         The components of owned equipment at December 31, 1997 and 1996 are as follows:


                                                  1997                1996
                                            ------------------------------------


Trailers and tractors                         $   1,527,504        $    2,973,770
Marine containers                                        --               114,623
                                            ----------------------------------------
                                                  1,527,504             3,088,393
Less accumulated depreciation                    (1,449,772)           (2,767,149)
                                            ----------------------------------------
Net equipment                                 $      77,732        $      321,244
                                            ========================================

         Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers were leased to the operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1997 and 1996.

         During 1997, the Partnership sold or disposed of trailers and marine containers. During 1996, the Partnership sold or disposed of trailers, railcars, and a marine container.

         All  leases  are  being   accounted   for  as  operating   leases  with
         utilization-based rentals. Contingent rentals based upon utilization amounted to $3,248 in 1997, $5,579 in 1996, and $11,507 in 1995.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.       Equipment (continued)

         There were no lessees who accounted for 10% or more of total revenues during 1997, 1996, or 1995.

         The Partnership owned certain equipment which was leased and operated internationally. A limited number of the Partnership's transactions were denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leases its trailers to lessees domiciled in United States as of December 31, 1997. The marine containers were leased to lessees in different regions who operated the marine containers worldwide. The tables below set forth geographic information about the Partnership's owned and partially owned equipment grouped by domicile of the lessee as of and for the years ended December 31, 1997, 1996, and 1995:


                            Investments in
                        Unconsolidated Special-                 Owned                 Total
                                                              Equipment
                            Purpose Entity                                          Equipment



Region:                    1997          1996           1997           1996             1995
                      ---------------------------    ---------------------------  ---------------


Lease revenue:
Rest of the world      $         --   $          --  $       3,248   $        5,579     $    11,507
United States                    --              --        251,235          357,124         587,986
Australia                        --          11,400             --               --          68,400
                     ---------------------------------------------------------------------------------
Total revenues         $         --   $      11,400  $     254,483   $      362,703     $   667,893
                     =================================================================================



         The following table sets forth identifiable income (loss) information by region:


                            Investments in
                        Unconsolidated Special-                 Owned                 Total
                                                              Equipment
                            Purpose Entity                                          Equipment



Region:                    1997          1996           1997           1996             1995
                      ---------------------------  -----------------------------  ---------------


Net Income:
Rest of the world      $         --   $          --  $       5,961   $          578     $     2,628
United States                    --              --        178,785           84,619         293,972
Australia                        --         111,247             --               --          11,683
                     ---------------------------------------------------------------------------------
Total identifiable
net income
                                 --         111,247        184,746           85,197         308,283
Administrative and
other net loss
                                 --              --        (69,280)         (91,404)        (48,742 )
                     ---------------------------------------------------------------------------------
Total net income       $         --   $     111,247  $     115,466   $       (6,207)    $   259,541
                     =================================================================================


           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


3.       Equipment (continued)

         The net book value of these assets at December 31, 1997, 1996, and 1995 are as follows:


                                    Investments in
                                unconsolidated special

                                    purpose entity                            Owned Equipment


Region                     1997         1996          1995          1997           1996          1995
                       ----------------------------------------  -----------------------------------------


Rest of the world       $        --   $        --    $        --     $       --     $    12,262   $     22,393
United States                    --            --             --         77,732         308,982        630,364
Australia                        --            --        133,363             --              --             --
                       ------------------------------------------------------------------------------------------
Total equipment         $        --   $        --    $   133,363     $   77,732     $   321,244   $    652,757
                       ==========================================================================================

4.       Investment in Unconsolidated Special-purpose Entity

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

         The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated.

         The   following   summarizes   the   financial   information   for  the
         special-purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                  Net Interest of Partnership
                                   Total USPE
                                 ---------------------------------

Net Investments                  $           --  $           --
Revenues                                 38,000          11,400
Net Income                              370,827         111,247


           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.       Investment in Unconsolidated Special-purpose Entity (continued)

         In 1996, the Partnership liquidated its 30% interest in an entity which
         owned  a  commuter  aircraft.   The  Partnership  received  liquidating
         distributions from the sale during the second quarter of 1996.

5.       Subsequent Event

         With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust as of January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, but not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

         For tax purposes, the liquidating trust will continue be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

         The Trustees  have applied to the  Securities  and Exchange  Commission
         (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

6.       Special Distributions

         The General Partner paid special distributions of $27.35, $17.56, and $29.27 per weighted-average limited partnership unit during 1997, 1996, and 1995, respectively.

7.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         As of December 31, 1997, there were temporary differences of approximately $0.9 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

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

The Partnership has entered its liquidation phase and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXD 1986 Income Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP
----------------------------------

SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,





                                                                            1997                 1996
                                                                       ------------------------------------
Assets


Equipment held for operating leases, at cost                            $      609,053        $    1,463,355
Less accumulated depreciation                                                 (568,582)           (1,280,566)
                                                                      -----------------------------------------
    Net equipment                                                               40,471               182,789

Cash and cash equivalents                                                      125,940                77,140
Accounts receivable, net of allowance for doubtful accounts
      of $32,220 in 1997 and $29,601 in 1996                                    39,740                15,839
Prepaid insurance and other assets                                               1,413                 2,293
                                                                      -----------------------------------------

      Total assets                                                      $      207,564        $      278,061
                                                                      =========================================


Liabilities and partners' capital


Liabilities:
Accounts payable                                                        $       17,342        $        9,477
Due to affiliates                                                                1,985                 1,985
  Total liabilities                                                             19,327                11,462

Partners' capital (deficit):
Limited partners (9,529 units)                                                 180,054               305,760
General Partner                                                                  8,183               (39,161)
                                                                      -----------------------------------------
  Total partners' capital                                                      188,237               266,599
                                                                      -----------------------------------------

      Total liabilities and partners' capital                           $      207,564        $      278,061
                                                                      =========================================












                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,




                                                                  1997            1996            1995
                                                              ---------------------------------------------
Revenues


Lease revenue                                                  $    83,743       $  151,115       $   267,141
Interest and other income                                            5,482            6,506            23,986
Net gain on disposition of equipment                               189,003           44,879            83,235
                                                              --------------------------------------------------
  Total revenues                                                   278,228          202,500           374,362

Expenses

Depreciation                                                        61,834           90,577           110,170
Management fees to affiliate                                        23,822           23,822            24,250
Repairs and maintenance                                             16,487           29,462            51,729
Insurance expense                                                    2,237            1,535             3,176
General and administrative expenses to affiliates                   14,528           39,802            68,871
Other general and administrative expenses                           24,011           38,999            41,238
Provision for (recovery of) bad debts                                2,620           (5,026)           28,877
                                                              --------------------------------------------------
  Total expenses                                                   145,539          219,171           328,311
                                                              --------------------------------------------------

      Net income (loss)                                        $   132,689       $  (16,671)      $    46,051
                                                              ==================================================

Partners' share of net income (loss)

Limited partners                                               $    83,235       $  (16,504)      $    45,590
General Partner                                                     49,454             (167)              461
                               ---------------------------------------------------------------------------------
      Total                                                    $   132,689       $  (16,671)      $    46,051
                                                              ==================================================

Net income (loss) per weighted-average limited
      partnership unit (9,529 units)                           $      8.73       $    (1.73)      $      4.78
                                                              ==================================================

Cash distributions                                             $    18,549       $  134,086       $   263,727
                                                              ==================================================

Cash distributions per weighted-average limited
      partnership unit                                         $      1.93       $    13.93       $     27.40
                                                              ==================================================

Special distributions                                          $   192,502       $  150,000       $   600,000
                                                              ==================================================

Special distributions per weighted-average limited
      partnership unit                                         $     20.00       $    15.58       $     62.34
                                                              ==================================================

Total cash distributions                                       $   211,051       $  284,086       $   863,727
                               =================================================================================

Total distributions per weighted-average limited
      partnership unit                                         $     21.93       $    29.51       $     89.74
                                                              ==================================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
       (A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the years ended December 31, 1997, 1996, and 1995




                                                              Limited          General Partner
                                                              Partners                               Total
                                                          -----------------------------------------------------


Partners' capital (deficit) as of December 31, 1994         $   1,413,009        $  (27,977 )       $   1,385,032

Net income                                                         45,590               461                46,051

Cash distributions                                               (261,090)           (2,637 )            (263,727)

Special distributions                                            (594,000)           (6,000 )            (600,000)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1995             603,509           (36,153 )             567,356

Net loss                                                          (16,504)             (167 )             (16,671)

Cash distributions                                               (132,745)           (1,341 )            (134,086)

Special distributions                                            (148,500)           (1,500 )            (150,000)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) as of December 31, 1996             305,760           (39,161 )             266,599

Net income                                                         83,235            49,454               132,689

Cash distributions                                                (18,364)             (185 )             (18,549)

Special distributions                                            (190,577)           (1,925 )            (192,502)

  Partners' capital at December 31, 1997                    $     180,054        $    8,183         $     188,237
                                                          ==========================================================





















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,



                                                                   1997             1996             1995
                                                              ------------------------------------------------
Operating activities

Net (loss) income                                              $    132,689       $   (16,671)      $    46,051
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                       61,834            90,577           110,170
  Net gain on disposition of equipment                             (189,003)          (44,879)          (83,235)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                          3,979            32,884            67,365
    Due from affiliates                                                  --             7,639            (5,895)
    Prepaid insurance and other assets                                  880            14,256            21,119
    Accounts payable                                                  7,865             1,139             3,278
    Due to affiliates                                                    --             1,985                --
                               -----------------------------------------------------------------------------------
      Net cash provided by operating activities                      18,244            86,930           158,853

Investing activities
Proceeds from disposition of equipment                              241,607            82,456           371,932
                                                              ----------------------------------------------------
      Net cash provided by investing activities                     241,607            82,456           371,932

Financing activities
Cash distributions paid to limited partners                        (208,941)         (281,245)         (855,090)
Cash distributions paid to General Partner                           (2,110)           (2,841)           (8,637)
                                                              ----------------------------------------------------
      Net cash used in financing activities                        (211,051)         (284,086)         (863,727)

Net increase (decrease) in cash and cash equivalents                 48,800          (114,700)         (332,942)
Cash and cash equivalents at beginning of year                       77,140           191,840           524,782
                                                              ----------------------------------------------------
Cash and cash equivalents at end of year                       $    125,940       $    77,140       $   191,840
                               ===================================================================================

Supplemental Information
  Sales proceeds included in accounts receivable               $     27,880       $        --       $        --
                                                              ====================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXD 1986 Income Fund, a California limited partnership, (the Partnership) was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in March 1987. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the limited partners have received a certain minimum rate of return.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       Basis of Presentation (continued)

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the years ended December 31, 1997, 1996, or 1995.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (9,529 for 1997, 1996 and 1995). The General Partner is generally allocated a 1% share of the net income (loss) and the limited partners are allocated a 99% share of the net income (loss). The General Partner received a special allocation of income in the amount of $48,127 in 1997. The Partnership agreement provides for a special allocation to occur near the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to limited partners of $125,706, $281,245, and $809,500 in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $1,985 were payable to IMI as of December 31, 1997 and 1996.

         The Partnership reimbursed FSI and its affiliates $14,528, $39,802, $68,871 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively.

         As of December 31, 1997, all of the Partnership's trailer equipment had been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

2.       General Partner and Transactions with Affiliates (continued)

         the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

3.            Equipment

         The components of equipment at December 31, 1997 and 1996 are as follows:


                                                  1997                1996
                                            ------------------------------------


Trailers                                      $     609,053        $    1,207,934
Marine containers                                        --               255,421
                                            ----------------------------------------
                                                    609,053             1,463,355
Less accumulated depreciation                      (568,582)           (1,280,566)
                                            ----------------------------------------
Net equipment                                 $      40,471        $      182,789
                                            ========================================

         Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. The Partnership's marine containers were leased to the operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1997 and 1996. During 1997, the Partnership sold or disposed of marine containers and trailers with aggregate net book value of $80,484 for proceeds of $269,487. During 1996, the Partnership sold or disposed of marine containers and trailers with aggregate net book value of $37,577 for proceeds of $82,456.

         The  leases  are  being   accounted   for  as  operating   leases  with
         utilization-based rentals. Contingent rentals based upon utilization amounted to $36,908 in 1997, $50,335 in 1996, and $78,612 in 1995.

         The only lessee accounting for 10% or more of the total revenues during 1997, 1996, or 1995 was Transamerica Leasing (44% in 1997, 33% in 1996,
         and 16% in 1995).

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

         As of December 31, 1997, there were temporary differences of approximately $0.6 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


5.       Subsequent Event

         With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust as of January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, but not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

         For tax purposes, the liquidating trust will continue be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

         The Trustees  have applied to the  Securities  and Exchange  Commission
         (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

6.       Special Distributions

         The General Partner paid special distributions of $20.00, $15.58, and $62.34 per weighted-average limited partnership unit during 1997, 1996, and 1995, respectively.

                    PLM TRANSPORTATION EQUIPMENT PARTNERS IX

                                1986 INCOME FUND

                                INDEX OF EXHIBITS



    Exhibit                                                        Page

    4.      Limited Partnership Agreement of Registrant.              *

   10.      Management Agreement between each Registrant and          *
            PLM Investment Management, Inc.

   25.      Powers of Attorney                                    75-86




--------
* Incorporated by reference.  See page 27 of this report.